Form 10-K
period 2017-12-31
JPMCC Commercial Mortgage Securities Trust 2017-JP7
filed 2018-03-22
CIK 1709967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-206361-11

Central Index Key Number of the issuing entity: 0001709967

JPMCC Commercial Mortgage Securities Trust 2017-JP7

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001013611

J.P. Morgan Chase Commercial Mortgage Securities Corp.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0000835271

JPMorgan Chase Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001682518

Starwood Mortgage Funding VI LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001632269

Benefit Street Partners CRE Finance LLC

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4041011 38-4041012 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 272-6858

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧  (Do not check if a smaller reporting company)                            Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                             ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Treeview Industrial Portfolio Mortgage Loan, the First Stamford Place Mortgage Loan and the Torre Plaza Mortgage Loan, which constituted approximately 8.0%, 7.4% and 3.1%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Treeview Industrial Portfolio Mortgage Loan which is an asset of the issuing entity and two other pari passu loans, which are not assets of the issuing entity, (b) with respect to the First Stamford Place Mortgage Loan which is an asset of the issuing entity and four other pari passu loans, which are not assets of the issuing entity and (c) with respect to the Torre Plaza Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Treeview Industrial Portfolio Mortgage Loan, the First Stamford Place Mortgage Loan and the Torre Plaza Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the Pooling and Servicing Agreement.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of each of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 245 Park Avenue Mortgage Loan, which constituted approximately 9.2% of the asset pool of the issuing entity as of its cut-off date.  The 245 Park Avenue Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 245 Park Avenue Mortgage Loan and nineteen other pari passu loans and five subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the 245 Park Avenue Trust 2017-245P transaction (the “245 Park Avenue Trust 2017-245P Transaction”). This loan combination, including the 245 Park Avenue Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the 245 Park Avenue Trust 2017-245P Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the trust and servicing agreement for the 245 Park Avenue Trust 2017-245P Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the trust and servicing agreement for the 245 Park Avenue Trust 2017-245P Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such trust and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Gateway Net Lease Portfolio Mortgage Loan, the Starwood Capital Group Hotel Mortgage Loan and the 211 Main Street Mortgage Loan, which constituted approximately 8.6%, 7.4% and 5.5%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Gateway Net Lease Portfolio Mortgage Loan, the Starwood Capital Group Hotel Mortgage Loan and the 211 Main Street Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Gateway Net Lease Portfolio Mortgage Loan, six other pari passu loans and ten subordinate companion loans, which are not assets of the issuing entity, (b) with respect to the Starwood Capital Group Hotel Mortgage Loan, seventeen other pari passu loans, which are not assets of the issuing entity or (c) with respect to the 211 Main Street Mortgage Loan, two other pari passu loans and three subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the DBJPM 2017-C6 Mortgage Trust transaction, Commission File Number 333-206705-09 (the “DBJPM 2017-C6 Transaction”). These loan combinations, including the Gateway Net Lease Portfolio Mortgage Loan, the Starwood Capital Group Hotel Mortgage Loan and the 211 Main Street Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the DBJPM 2017-C6 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.  Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the pooling and servicing agreement for the DBJPM 2017-C6 Transaction.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the DBJPM 2017-C6 Transaction.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the St. Luke's Office Mortgage Loan, the Columbus Office Portfolio I Mortgage Loan and the Alexandria Corporate Park Mortgage Loan, which constituted approximately 2.1%, 1.9% and 1.8%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The St. Luke's Office Mortgage Loan, the Columbus Office Portfolio I Mortgage Loan and the Alexandria Corporate Park Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the St. Luke's Office Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity, (b) with respect to the Columbus Office Portfolio I Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity or (c) with respect to the Alexandria Corporate Park Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of each loan combination was securitized in the CSAIL 2017-C8 Commercial Mortgage Trust transaction, Commission File Number 333-207361-05 (the “CSAIL 2017-C8 Transaction”). These loan combinations, including the St. Luke's Office Mortgage Loan, the Columbus Office Portfolio I Mortgage Loan and the Alexandria Corporate Park Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the CSAIL 2017-C8 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the CSAIL 2017-C8 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the CSAIL 2017-C8 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the West Town Mall Mortgage Loan, which constituted approximately 3.7% of the asset pool of the issuing entity as of its cut-off date.  The West Town Mall Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the West Town Mall Mortgage Loan and three other pari passu loans and two subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the West Town Mall Trust 2017-KNOX transaction (the “WTOWN 2017-KNOX Transaction”). This loan combination, including the West Town Mall Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the WTOWN 2017-KNOX Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the trust and servicing agreement for the WTOWN 2017-KNOX Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the trust and servicing agreement for the WTOWN 2017-KNOX Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such trust and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Carolina Hotel Portfolio Mortgage Loan, which constituted approximately 2.0% of the asset pool of the issuing entity as of its cut-off date.  The Carolina Hotel Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes one other pari passu loan, which is not an asset of the issuing entity.  This loan combination, including the Carolina Hotel Portfolio Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Carolina Hotel Portfolio loan combination in the CSAIL 2017-CX9 Commercial Mortgage Trust transaction, Commission File Number 333-207361-06 (the “CSAIL 2017-CX9 Transaction”).  After the closing of the CSAIL 2017-CX9 Transaction on September 29, 2017, this loan combination, including the Carolina Hotel Portfolio Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the CSAIL 2017-CX9 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.  KeyBank National Association is the master servicer under the pooling and servicing agreement for the CSAIL 2017-CX9 Transaction.  The responsibilities of KeyBank National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the CSAIL 2017-CX9 Transaction.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Apex Fort Washington Mortgage Loan, which constituted approximately 2.1% of the asset pool of the issuing entity as of its cut-off date.  The Apex Fort Washington Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Apex Fort Washington Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity.  This loan combination, including the Apex For Washington Mortgage Loan, was serviced under the pooling and servicing agreement for the JPMCC 2017-JP6 Mortgage Trust transaction, Commission File Number 333-206361-10 (the “JPMCC 2017-JP6 Transaction”), prior to the closing of the securitization of a pari passu portion of the Apex For Washington loan combination in the CSAIL 2017-CX9 Transaction.  After the closing of the CSAIL 2017-CX9 Transaction on September 29, 2017, this loan combination, including the Apex For Washington Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the CSAIL 2017-CX9 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.  KeyBank National Association is the master servicer under the pooling and servicing agreement for the CSAIL 2017-CX9 Transaction.  The responsibilities of KeyBank National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the CSAIL 2017-CX9 Transaction.

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer and certificate administrator of the 245 Park Avenue Mortgage Loan, the St. Luke's Office Mortgage Loan, the Columbus Office Portfolio I Mortgage Loan and the Alexandria Corporate Park Mortgage Loan, the certificate administrator of the Gateway Net Lease Portfolio Mortgage Loan, the Starwood Capital Group Hotel Mortgage Loan, the 211 Main Street Mortgage Loan, the Apex Fort Washington Mortgage Loan and the Carolina Hotel Portfolio Mortgage Loan and the primary servicer, special servicer and certificate administrator of the West Town Mall Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the 245 Park Avenue Mortgage Loan, the West Town Mall Mortgage Loan, the St. Luke's Office Mortgage Loan, the Columbus Office Portfolio I Mortgage Loan and the Alexandria Corporate Park Mortgage Loan and the trustee and custodian of the Gateway Net Lease Portfolio Mortgage Loan, the Starwood Capital Group Hotel Mortgage Loan, the 211 Main Street Mortgage Loan, the Apex Fort Washington Mortgage Loan and the Carolina Hotel Portfolio Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Pentalpha Surveillance LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the Gateway Net Lease Portfolio Mortgage Loan, the Starwood Capital Group Hotel Mortgage Loan, the 211 Main Street Mortgage Loan, the Apex Fort Washington Mortgage Loan and the Carolina Hotel Portfolio Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer and special servicer of the Gateway Net Lease Portfolio Mortgage Loan, the Starwood Capital Group Hotel Mortgage Loan and the 211 Main Street Mortgage Loan and the special servicer of the St. Luke's Office Mortgage Loan, the Columbus Office Portfolio I Mortgage Loan and the Alexandria Corporate Park Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the St. Luke's Office Mortgage Loan, the Columbus Office Portfolio I Mortgage Loan and the Alexandria Corporate Park Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the 245 Park Avenue Mortgage Loan, the West Town Mall Mortgage Loan, the St. Luke's Office Mortgage Loan, the Columbus Office Portfolio I Mortgage Loan and the Alexandria Corporate Park Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the 245 Park Avenue Trust 2017-245P Transaction, the pooling and servicing agreement for the WTOWN 2017-KNOX Transaction and the pooling and servicing agreement for the CSAIL 2017-C8 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the 245 Park Avenue Mortgage Loan, the West Town Mall Mortgage Loan, the St. Luke's Office Mortgage Loan, the Columbus Office Portfolio I Mortgage Loan and the Alexandria Corporate Park Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the 245 Park Avenue Mortgage Loan, the West Town Mall Mortgage Loan, the St. Luke's Office Mortgage Loan, the Columbus Office Portfolio I Mortgage Loan and the Alexandria Corporate Park Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combinations that include the 245 Park Avenue Mortgage Loan, the Apex Fort Washington Mortgage Loan and the Alexandria Corporate Park Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of KeyBank National Association as primary servicer and Rialto Capital Advisors, LLC as special servicer of the Apex Fort Washington Mortgage Loan and the Alexandria Corporate Park Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are each parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of AEGON USA Realty Advisors, LLC as special servicer of the 245 Park Avenue Mortgage Loan and KeyBank National Association as primary servicer and Rialto Capital Advisors, LLC as special servicer of the Apex Fort Washington Mortgage Loan and the Alexandria Corporate Park Mortgage Loan, listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  Selected Financial Data.

Omitted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to CWCapital Asset Management LLC, as special servicer, Wells Fargo Bank, National Association, as trustee, certificate administrator and custodian, and KeyBank National Association, as primary servicer:

On December 1, 2017, a complaint against CWCapital Asset Management LLC (“CWCAM”) and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463. The gravamen of the complaint alleges breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr Ltd. In total, there are fourteen (14) counts pled in the complaint. Of those 14, five (5) claims are asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion, and unjust enrichment. CWCAM denies the claims and intends to vigorously defend itself against these claims.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”) in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). In September 2017, Royal Park Investments SA/NV (“Royal Park”), one of the plaintiffs in the District Court cases against Wells Fargo Bank, filed a putative class action complaint relating to two trusts seeking declaratory and injunctive relief and money damages based on Wells Fargo Bank’s indemnification from trust funds for legal fees and expenses Wells Fargo Bank incurs or has incurred in defending the District Court case filed by Royal Park. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

On February 23, 2016, a certificateholder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “Trust”) filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “Servicers”).  The suit was filed derivatively on behalf of the Trust.  The action was brought in connection with the Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the Trust and sold to an assignee of the Trust’s directing certificateholder, pursuant to an exercise of the fair value option set forth in the Pooling and Servicing Agreement governing the Trust.  There can be no assurances as to the outcome of the action or the possible impact of the litigation on the Servicers.  Both Servicers deny liability, believe that they performed their obligations in accordance with the terms of the Pooling and Servicing Agreement, and have contested the claims asserted against them, filing a motion to dismiss the case.  On November 28, 2016, the Servicers’ motion to dismiss was granted.  The plaintiff certificateholder has filed a notice of appeal, and the appeal is pending.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on July 31, 2017 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 245 Park Avenue Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the 245 Park Avenue Trust 2017-245P Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the 245 Park Avenue Trust 2017-245P Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the 245 Park Avenue Trust 2017-245P Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Gateway Net Lease Portfolio Mortgage Loan, the Starwood Capital Group Hotel Mortgage Loan and the 211 Main Street Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the DBJPM 2017-C6 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the DBJPM 2017-C6 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the DBJPM 2017-C6 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the St. Luke's Office Mortgage Loan, the Columbus Office Portfolio I Mortgage Loan and the Alexandria Corporate Park Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the CSAIL 2017-C8 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the CSAIL 2017-C8 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CSAIL 2017-C8 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the West Town Mall Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the WTOWN 2017-KNOX Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the WTOWN 2017-KNOX Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the WTOWN 2017-KNOX Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Apex Fort Washington Mortgage Loan and the Carolina Hotel Portfolio Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the CSAIL 2017-CX9 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the CSAIL 2017-CX9 Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CSAIL 2017-CX9 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

The servicer compliance statement furnished pursuant to Item 1123 of Regulation AB by Wells Fargo Bank, National Association ("Wells Fargo") attached to this Annual Report on Form 10-K as Exhibit 35.39 with respect to the Apex Fort Washington Mortgage Loan and the Carolina Hotel Portfolio Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the CSAIL 2017-CX9 Transaction, discloses the following failure to comply with the pooling and servicing agreement for the CSAIL 2017-CX9 Transaction:

On October 17, 2017, Wells Fargo made a distribution (the “October Distribution”) to the holders of the certificates of the CSAIL 2017-CX9 Commercial Mortgage Trust Commercial Mortgage Pass-Through Certificates, Series 2017-CX9. The October Distribution contained a payment error that resulted in certain holders of definitive certificates of certain classes not receiving a distribution on the October distribution date. The total amount of funds not distributed was approximately $122,720. The payment error resulted from an administrative error during the deal setup and DWAC processing. The error was limited to the October Distribution.

On October 18, 2017, the October Distribution was revised to correct the payment error whereby funds were distributed to the related holders of the affected classes of certificates. To prevent further similar payment errors, Wells Fargo has incorporated additional set-up control procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1           Pooling and Servicing Agreement, dated as of July 1, 2017, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on October 3, 2017 under Commission File No. 333-206361-11 and incorporated by reference herein).

4.2           Trust and Servicing Agreement, dated as of May 30, 2017, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Servicer, AEGON USA Realty Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Trimont Real Estate Advisors, LLC, as Operating Advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206361-11 and incorporated by reference herein).

4.3           Pooling and Servicing Agreement, dated as of June 1, 2017, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206361-11 and incorporated by reference herein).

4.4           Pooling and Servicing Agreement, dated as of June 1, 2017, by and among Credit Suisse Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206361-11 and incorporated by reference herein).

4.5           Trust and Servicing Agreement, dated as of July 1, 2017, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Servicer and as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206361-11 and incorporated by reference herein).

4.6           Pooling and Servicing Agreement, dated as of September 1, 2017, by and among Credit Suisse Commercial Mortgage Securities Corp., as Depositor, KeyBank National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on October 3, 2017 under Commission File No. 333-206361-11 and incorporated by reference herein).

4.7           Co-Lender Agreement, dated as of July 31, 2017, by and among JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-3 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206361-11 and incorporated by reference herein).

4.8           Co-Lender Agreement, dated as of July 31, 2017, by and among JPMorgan Chase Bank, National Association, as Initial Note A-1-A Holder, JPMorgan Chase Bank, National Association, as Initial Note A-1-B Holder, JPMorgan Chase Bank, National Association, as Initial Note A-1-C Holder, Wells Fargo Bank, National Association, as Initial Note A-2-A Holder, and Wells Fargo Bank, National Association, as Initial Note A-2-B Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206361-11 and incorporated by reference herein).

4.9           Co-Lender Agreement, dated as of July 31, 2017, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206361-11 and incorporated by reference herein).

4.10         Co-Lender Agreement, dated as of July 31, 2017, between Benefit Street Partners CRE Finance LLC, as Note A-1 Holder, and Benefit Street Partners CRE Finance LLC, as Note A-2 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206361-11 and incorporated by reference herein).

4.11         Co-Lender Agreement, dated as of May 30, 2017, by and among JPMorgan Chase Bank, National Association, Natixis Real Estate Capital LLC, Société Générale, Deutsche Bank, AG, New York Branch, and Barclays Bank PLC (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206361-11 and incorporated by reference herein).

4.12         Agreement Between Noteholders, dated as of May 25, 2017, by and among JPMorgan Chase Bank, National Association, as Initial A-1 Notes Holder, Bank of America, N.A., as Initial A-2 Notes Holder, JPMorgan Chase Bank, National Association, as Initial B-1 Notes Holder, and Bank of America, N.A., as Initial B-2 Notes Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206361-11 and incorporated by reference herein).

4.13         Co-Lender Agreement, dated as of June 29, 2017, by and among JPMorgan Chase Bank, National Association, as Initial JPM Note Holder, Bank of America, N.A., as Initial BANA Note Holder, Barclays Bank PLC, as Initial Barclays Note Holder, Deutsche Bank, AG, New York Branch, as Initial DBNY Note Holder, and Starwood Mortgage Funding II LLC, as Starwood Note Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206361-11 and incorporated by reference herein).

4.14         Agreement Between Noteholders, dated as of April 28, 2017, by and among JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-3 Holder, and JPMorgan Chase Bank, National Association, as Initial Note B Notes Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206361-11 and incorporated by reference herein).

4.15         Co-Lender Agreement, dated as of June 29, 2017, by and between JPMorgan Chase Bank, National Association, and Column Financial, Inc. (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206361-11 and incorporated by reference herein).

4.16         Co-Lender Agreement, dated as of June 16, 2017, between Benefit Street Partners CRE Finance LLC, as Note A-1 Holder, and Benefit Street Partners CRE Finance LLC, as Note A-2 Holder, and Benefit Street Partners CRE Finance LLC, as Note A-3 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206361-11 and incorporated by reference herein).

4.17         Co-Lender Agreement, dated as of June 29, 2017, between Benefit Street Partners CRE Finance LLC, as Note A-1 Holder, and Benefit Street Partners CRE Finance LLC, as Note A-2 Holder, and Benefit Street Partners CRE Finance LLC, as Note A-3 Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206361-11 and incorporated by reference herein).

4.18         Co-Lender Agreement, dated as of June 29, 2017, between Benefit Street Partners CRE Finance LLC, as Note A-1 Holder, and Benefit Street Partners CRE Finance LLC, as Note A-2 Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206361-11 and incorporated by reference herein).

4.19         Co-Lender Agreement, dated as of June 29, 2017, between Benefit Street Partners CRE Finance LLC, as Note A-1 Holder, and Benefit Street Partners CRE Finance LLC, as Note A-2 Holder (filed as Exhibit 4.19 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206361-11 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Wells Fargo Bank, National Association, as Master Servicer

33.2         CWCapital Asset Management LLC, as Special Servicer

33.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Pentalpha Surveillance LLC, as Operating Advisor

33.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8         National Tax Search, LLC, as Servicing Function Participant

33.9         Wells Fargo Bank, National Association, as Primary Servicer of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.10       CWCapital Asset Management LLC, as Special Servicer of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 33.2)

33.11       Wilmington Trust, National Association, as Trustee of the Treeview Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.12       Wells Fargo Bank, National Association, as Certificate Administrator of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 33.4)

33.13       Wells Fargo Bank, National Association, as Custodian of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 33.5)

33.14       Pentalpha Surveillance LLC, as Operating Advisor of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 33.6)

33.15       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 33.7)

33.16       National Tax Search, LLC, as Servicing Function Participant of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 33.8)

33.17       Wells Fargo Bank, National Association, as Primary Servicer of the First Stamford Place Mortgage Loan (see Exhibit 33.1)

33.18       CWCapital Asset Management LLC, as Special Servicer of the First Stamford Place Mortgage Loan (see Exhibit 33.2)

33.19       Wilmington Trust, National Association, as Trustee of the First Stamford Place Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Wells Fargo Bank, National Association, as Certificate Administrator of the First Stamford Place Mortgage Loan (see Exhibit 33.4)

33.21       Wells Fargo Bank, National Association, as Custodian of the First Stamford Place Mortgage Loan (see Exhibit 33.5)

33.22       Pentalpha Surveillance LLC, as Operating Advisor of the First Stamford Place Mortgage Loan (see Exhibit 33.6)

33.23       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the First Stamford Place Mortgage Loan (see Exhibit 33.7)

33.24       National Tax Search, LLC, as Servicing Function Participant of the First Stamford Place Mortgage Loan (see Exhibit 33.8)

33.25       Wells Fargo Bank, National Association, as Primary Servicer of the Torre Plaza Mortgage Loan (see Exhibit 33.1)

33.26       CWCapital Asset Management LLC, as Special Servicer of the Torre Plaza Mortgage Loan (see Exhibit 33.2)

33.27       Wilmington Trust, National Association, as Trustee of the Torre Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.28       Wells Fargo Bank, National Association, as Certificate Administrator of the Torre Plaza Mortgage Loan (see Exhibit 33.4)

33.29       Wells Fargo Bank, National Association, as Custodian of the Torre Plaza Mortgage Loan (see Exhibit 33.5)

33.30       Pentalpha Surveillance LLC, as Operating Advisor of the Torre Plaza Mortgage Loan (see Exhibit 33.6)

33.31       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Torre Plaza Mortgage Loan (see Exhibit 33.7)

33.32       National Tax Search, LLC, as Servicing Function Participant of the Torre Plaza Mortgage Loan (see Exhibit 33.8)

33.33       Wells Fargo Bank, National Association, as Primary Servicer of the 245 Park Avenue Mortgage Loan (see Exhibit 33.1)

33.34       AEGON USA Realty Advisors, LLC, as Special Servicer of the 245 Park Avenue Mortgage Loan

33.35       Wilmington Trust, National Association, as Trustee of the 245 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Wells Fargo Bank, National Association, as Certificate Administrator of the 245 Park Avenue Mortgage Loan (see Exhibit 33.4)

33.37       Wells Fargo Bank, National Association, as Custodian of the 245 Park Avenue Mortgage Loan (see Exhibit 33.5)

33.38       Trimont Real Estate Advisors, LLC, as Operating Advisor of the 245 Park Avenue Mortgage Loan

33.39       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 245 Park Avenue Mortgage Loan (see Exhibit 33.7)

33.40       National Tax Search, LLC, as Servicing Function Participant of the 245 Park Avenue Mortgage Loan (see Exhibit 33.8)

33.41       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Gateway Net Lease Portfolio Mortgage Loan

33.42       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 33.41)

33.43       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 33.4)

33.44       Wells Fargo Bank, National Association, as Custodian of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 33.5)

33.45       Pentalpha Surveillance LLC, as Operating Advisor of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 33.6)

33.46       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Capital Group Hotel Mortgage Loan (see Exhibit 33.41)

33.47       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Starwood Capital Group Hotel Mortgage Loan (see Exhibit 33.41)

33.48       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Starwood Capital Group Hotel Mortgage Loan (see Exhibit 33.4)

33.49       Wells Fargo Bank, National Association, as Custodian of the Starwood Capital Group Hotel Mortgage Loan (see Exhibit 33.5)

33.50       Pentalpha Surveillance LLC, as Operating Advisor of the Starwood Capital Group Hotel Mortgage Loan (see Exhibit 33.6)

33.51       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 211 Main Street Mortgage Loan (see Exhibit 33.41)

33.52       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 211 Main Street Mortgage Loan (see Exhibit 33.41)

33.53       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 211 Main Street Mortgage Loan (see Exhibit 33.4)

33.54       Wells Fargo Bank, National Association, as Custodian of the 211 Main Street Mortgage Loan (see Exhibit 33.5)

33.55       Pentalpha Surveillance LLC, as Operating Advisor of the 211 Main Street Mortgage Loan (see Exhibit 33.6)

33.56       Wells Fargo Bank, National Association, as Primary Servicer of the St. Luke's Office Mortgage Loan (see Exhibit 33.1)

33.57       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the St. Luke's Office Mortgage Loan (see Exhibit 33.41)

33.58       Wilmington Trust, National Association, as Trustee of the St. Luke's Office Mortgage Loan (Omitted. See Explanatory Notes.)

33.59       Wells Fargo Bank, National Association, as Certificate Administrator of the St. Luke's Office Mortgage Loan (see Exhibit 33.4)

33.60       Wells Fargo Bank, National Association, as Custodian of the St. Luke's Office Mortgage Loan (see Exhibit 33.5)

33.61       Park Bridge Lender Services LLC, as Operating Advisor of the St. Luke's Office Mortgage Loan

33.62       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the St. Luke's Office Mortgage Loan (see Exhibit 33.7)

33.63       National Tax Search, LLC, as Servicing Function Participant of the St. Luke's Office Mortgage Loan (see Exhibit 33.8)

33.64       Wells Fargo Bank, National Association, as Primary Servicer of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 33.1)

33.65       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 33.41)

33.66       Wilmington Trust, National Association, as Trustee of the Columbus Office Portfolio I Mortgage Loan (Omitted. See Explanatory Notes.)

33.67       Wells Fargo Bank, National Association, as Certificate Administrator of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 33.4)

33.68       Wells Fargo Bank, National Association, as Custodian of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 33.5)

33.69       Park Bridge Lender Services LLC, as Operating Advisor of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 33.61)

33.70       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 33.7)

33.71       National Tax Search, LLC, as Servicing Function Participant of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 33.8)

33.72       Wells Fargo Bank, National Association, as Primary Servicer of the Alexandria Corporate Park Mortgage Loan (see Exhibit 33.1)

33.73       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Alexandria Corporate Park Mortgage Loan (see Exhibit 33.41)

33.74       Wilmington Trust, National Association, as Trustee of the Alexandria Corporate Park Mortgage Loan (Omitted. See Explanatory Notes.)

33.75       Wells Fargo Bank, National Association, as Certificate Administrator of the Alexandria Corporate Park Mortgage Loan (see Exhibit 33.4)

33.76       Wells Fargo Bank, National Association, as Custodian of the Alexandria Corporate Park Mortgage Loan (see Exhibit 33.5)

33.77       Park Bridge Lender Services LLC, as Operating Advisor of the Alexandria Corporate Park Mortgage Loan (see Exhibit 33.61)

33.78       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Alexandria Corporate Park Mortgage Loan (see Exhibit 33.7)

33.79       National Tax Search, LLC, as Servicing Function Participant of the Alexandria Corporate Park Mortgage Loan (see Exhibit 33.8)

33.80       Wells Fargo Bank, National Association, as Primary Servicer of the West Town Mall Mortgage Loan (see Exhibit 33.1)

33.81       Wells Fargo Bank, National Association, as Special Servicer of the West Town Mall Mortgage Loan (see Exhibit 33.1)

33.82       Wilmington Trust, National Association, as Trustee of the West Town Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.83       Wells Fargo Bank, National Association, as Certificate Administrator of the West Town Mall Mortgage Loan (see Exhibit 33.4)

33.84       Wells Fargo Bank, National Association, as Custodian of the West Town Mall Mortgage Loan (see Exhibit 33.5)

33.85       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the West Town Mall Mortgage Loan (see Exhibit 33.7)

33.86       National Tax Search, LLC, as Servicing Function Participant of the West Town Mall Mortgage Loan (see Exhibit 33.8)

33.87       KeyBank National Association, as Primary Servicer of the Apex Fort Washington Mortgage Loan (Omitted. See Explanatory Notes.)

33.88       Rialto Capital Advisors, LLC, as Special Servicer of the Apex Fort Washington Mortgage Loan (Omitted. See Explanatory Notes.)

33.89       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Apex Fort Washington Mortgage Loan (see Exhibit 33.4)

33.90       Wells Fargo Bank, National Association, as Custodian of the Apex Fort Washington Mortgage Loan (see Exhibit 33.5)

33.91       Pentalpha Surveillance LLC, as Operating Advisor of the Apex Fort Washington Mortgage Loan (see Exhibit 33.6)

33.92       KeyBank National Association, as Primary Servicer of the Carolina Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.93       Rialto Capital Advisors, LLC, as Special Servicer of the Carolina Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.94       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Carolina Hotel Portfolio Mortgage Loan (see Exhibit 33.4)

33.95       Wells Fargo Bank, National Association, as Custodian of the Carolina Hotel Portfolio Mortgage Loan (see Exhibit 33.5)

33.96       Pentalpha Surveillance LLC, as Operating Advisor of the Carolina Hotel Portfolio Mortgage Loan (see Exhibit 33.6)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer

34.2         CWCapital Asset Management LLC, as Special Servicer

34.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Pentalpha Surveillance LLC, as Operating Advisor

34.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8         National Tax Search, LLC, as Servicing Function Participant

34.9         Wells Fargo Bank, National Association, as Primary Servicer of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.10       CWCapital Asset Management LLC, as Special Servicer of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 34.2)

34.11       Wilmington Trust, National Association, as Trustee of the Treeview Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.12       Wells Fargo Bank, National Association, as Certificate Administrator of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 34.4)

34.13       Wells Fargo Bank, National Association, as Custodian of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 34.5)

34.14       Pentalpha Surveillance LLC, as Operating Advisor of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 34.6)

34.15       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 34.7)

34.16       National Tax Search, LLC, as Servicing Function Participant of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 34.8)

34.17       Wells Fargo Bank, National Association, as Primary Servicer of the First Stamford Place Mortgage Loan (see Exhibit 34.1)

34.18       CWCapital Asset Management LLC, as Special Servicer of the First Stamford Place Mortgage Loan (see Exhibit 34.2)

34.19       Wilmington Trust, National Association, as Trustee of the First Stamford Place Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Wells Fargo Bank, National Association, as Certificate Administrator of the First Stamford Place Mortgage Loan (see Exhibit 34.4)

34.21       Wells Fargo Bank, National Association, as Custodian of the First Stamford Place Mortgage Loan (see Exhibit 34.5)

34.22       Pentalpha Surveillance LLC, as Operating Advisor of the First Stamford Place Mortgage Loan (see Exhibit 34.6)

34.23       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the First Stamford Place Mortgage Loan (see Exhibit 34.7)

34.24       National Tax Search, LLC, as Servicing Function Participant of the First Stamford Place Mortgage Loan (see Exhibit 34.8)

34.25       Wells Fargo Bank, National Association, as Primary Servicer of the Torre Plaza Mortgage Loan (see Exhibit 34.1)

34.26       CWCapital Asset Management LLC, as Special Servicer of the Torre Plaza Mortgage Loan (see Exhibit 34.2)

34.27       Wilmington Trust, National Association, as Trustee of the Torre Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.28       Wells Fargo Bank, National Association, as Certificate Administrator of the Torre Plaza Mortgage Loan (see Exhibit 34.4)

34.29       Wells Fargo Bank, National Association, as Custodian of the Torre Plaza Mortgage Loan (see Exhibit 34.5)

34.30       Pentalpha Surveillance LLC, as Operating Advisor of the Torre Plaza Mortgage Loan (see Exhibit 34.6)

34.31       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Torre Plaza Mortgage Loan (see Exhibit 34.7)

34.32       National Tax Search, LLC, as Servicing Function Participant of the Torre Plaza Mortgage Loan (see Exhibit 34.8)

34.33       Wells Fargo Bank, National Association, as Primary Servicer of the 245 Park Avenue Mortgage Loan (see Exhibit 34.1)

34.34       AEGON USA Realty Advisors, LLC, as Special Servicer of the 245 Park Avenue Mortgage Loan

34.35       Wilmington Trust, National Association, as Trustee of the 245 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Wells Fargo Bank, National Association, as Certificate Administrator of the 245 Park Avenue Mortgage Loan (see Exhibit 34.4)

34.37       Wells Fargo Bank, National Association, as Custodian of the 245 Park Avenue Mortgage Loan (see Exhibit 34.5)

34.38       Trimont Real Estate Advisors, LLC, as Operating Advisor of the 245 Park Avenue Mortgage Loan

34.39       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 245 Park Avenue Mortgage Loan (see Exhibit 34.7)

34.40       National Tax Search, LLC, as Servicing Function Participant of the 245 Park Avenue Mortgage Loan (see Exhibit 34.8)

34.41       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Gateway Net Lease Portfolio Mortgage Loan

34.42       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 34.41)

34.43       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 34.4)

34.44       Wells Fargo Bank, National Association, as Custodian of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 34.5)

34.45       Pentalpha Surveillance LLC, as Operating Advisor of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 34.6)

34.46       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Capital Group Hotel Mortgage Loan (see Exhibit 34.41)

34.47       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Starwood Capital Group Hotel Mortgage Loan (see Exhibit 34.41)

34.48       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Starwood Capital Group Hotel Mortgage Loan (see Exhibit 34.4)

34.49       Wells Fargo Bank, National Association, as Custodian of the Starwood Capital Group Hotel Mortgage Loan (see Exhibit 34.5)

34.50       Pentalpha Surveillance LLC, as Operating Advisor of the Starwood Capital Group Hotel Mortgage Loan (see Exhibit 34.6)

34.51       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 211 Main Street Mortgage Loan (see Exhibit 34.41)

34.52       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 211 Main Street Mortgage Loan (see Exhibit 34.41)

34.53       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 211 Main Street Mortgage Loan (see Exhibit 34.4)

34.54       Wells Fargo Bank, National Association, as Custodian of the 211 Main Street Mortgage Loan (see Exhibit 34.5)

34.55       Pentalpha Surveillance LLC, as Operating Advisor of the 211 Main Street Mortgage Loan (see Exhibit 34.6)

34.56       Wells Fargo Bank, National Association, as Primary Servicer of the St. Luke's Office Mortgage Loan (see Exhibit 34.1)

34.57       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the St. Luke's Office Mortgage Loan (see Exhibit 34.41)

34.58       Wilmington Trust, National Association, as Trustee of the St. Luke's Office Mortgage Loan (Omitted. See Explanatory Notes.)

34.59       Wells Fargo Bank, National Association, as Certificate Administrator of the St. Luke's Office Mortgage Loan (see Exhibit 34.4)

34.60       Wells Fargo Bank, National Association, as Custodian of the St. Luke's Office Mortgage Loan (see Exhibit 34.5)

34.61       Park Bridge Lender Services LLC, as Operating Advisor of the St. Luke's Office Mortgage Loan

34.62       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the St. Luke's Office Mortgage Loan (see Exhibit 34.7)

34.63       National Tax Search, LLC, as Servicing Function Participant of the St. Luke's Office Mortgage Loan (see Exhibit 34.8)

34.64       Wells Fargo Bank, National Association, as Primary Servicer of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 34.1)

34.65       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 34.41)

34.66       Wilmington Trust, National Association, as Trustee of the Columbus Office Portfolio I Mortgage Loan (Omitted. See Explanatory Notes.)

34.67       Wells Fargo Bank, National Association, as Certificate Administrator of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 34.4)

34.68       Wells Fargo Bank, National Association, as Custodian of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 34.5)

34.69       Park Bridge Lender Services LLC, as Operating Advisor of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 34.61)

34.70       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 34.7)

34.71       National Tax Search, LLC, as Servicing Function Participant of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 34.8)

34.72       Wells Fargo Bank, National Association, as Primary Servicer of the Alexandria Corporate Park Mortgage Loan (see Exhibit 34.1)

34.73       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Alexandria Corporate Park Mortgage Loan (see Exhibit 34.41)

34.74       Wilmington Trust, National Association, as Trustee of the Alexandria Corporate Park Mortgage Loan (Omitted. See Explanatory Notes.)

34.75       Wells Fargo Bank, National Association, as Certificate Administrator of the Alexandria Corporate Park Mortgage Loan (see Exhibit 34.4)

34.76       Wells Fargo Bank, National Association, as Custodian of the Alexandria Corporate Park Mortgage Loan (see Exhibit 34.5)

34.77       Park Bridge Lender Services LLC, as Operating Advisor of the Alexandria Corporate Park Mortgage Loan (see Exhibit 34.61)

34.78       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Alexandria Corporate Park Mortgage Loan (see Exhibit 34.7)

34.79       National Tax Search, LLC, as Servicing Function Participant of the Alexandria Corporate Park Mortgage Loan (see Exhibit 34.8)

34.80       Wells Fargo Bank, National Association, as Primary Servicer of the West Town Mall Mortgage Loan (see Exhibit 34.1)

34.81       Wells Fargo Bank, National Association, as Special Servicer of the West Town Mall Mortgage Loan (see Exhibit 34.1)

34.82       Wilmington Trust, National Association, as Trustee of the West Town Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.83       Wells Fargo Bank, National Association, as Certificate Administrator of the West Town Mall Mortgage Loan (see Exhibit 34.4)

34.84       Wells Fargo Bank, National Association, as Custodian of the West Town Mall Mortgage Loan (see Exhibit 34.5)

34.85       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the West Town Mall Mortgage Loan (see Exhibit 34.7)

34.86       National Tax Search, LLC, as Servicing Function Participant of the West Town Mall Mortgage Loan (see Exhibit 34.8)

34.87       KeyBank National Association, as Primary Servicer of the Apex Fort Washington Mortgage Loan (Omitted. See Explanatory Notes.)

34.88       Rialto Capital Advisors, LLC, as Special Servicer of the Apex Fort Washington Mortgage Loan (Omitted. See Explanatory Notes.)

34.89       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Apex Fort Washington Mortgage Loan (see Exhibit 34.4)

34.90       Wells Fargo Bank, National Association, as Custodian of the Apex Fort Washington Mortgage Loan (see Exhibit 34.5)

34.91       Pentalpha Surveillance LLC, as Operating Advisor of the Apex Fort Washington Mortgage Loan (see Exhibit 34.6)

34.92       KeyBank National Association, as Primary Servicer of the Carolina Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.93       Rialto Capital Advisors, LLC, as Special Servicer of the Carolina Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.94       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Carolina Hotel Portfolio Mortgage Loan (see Exhibit 34.4)

34.95       Wells Fargo Bank, National Association, as Custodian of the Carolina Hotel Portfolio Mortgage Loan (see Exhibit 34.5)

34.96       Pentalpha Surveillance LLC, as Operating Advisor of the Carolina Hotel Portfolio Mortgage Loan (see Exhibit 34.6)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         CWCapital Asset Management LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Wells Fargo Bank, National Association, as Primary Servicer of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 35.1)

35.5         CWCapital Asset Management LLC, as Special Servicer of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 35.2)

35.6         Wells Fargo Bank, National Association, as Certificate Administrator of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 35.3)

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the First Stamford Place Mortgage Loan (see Exhibit 35.1)

35.8         CWCapital Asset Management LLC, as Special Servicer of the First Stamford Place Mortgage Loan (see Exhibit 35.2)

35.9         Wells Fargo Bank, National Association, as Certificate Administrator of the First Stamford Place Mortgage Loan (see Exhibit 35.3)

35.10       Wells Fargo Bank, National Association, as Primary Servicer of the Torre Plaza Mortgage Loan (see Exhibit 35.1)

35.11       CWCapital Asset Management LLC, as Special Servicer of the Torre Plaza Mortgage Loan (see Exhibit 35.2)

35.12       Wells Fargo Bank, National Association, as Certificate Administrator of the Torre Plaza Mortgage Loan (see Exhibit 35.3)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the 245 Park Avenue Mortgage Loan

35.14       AEGON USA Realty Advisors, LLC, as Special Servicer of the 245 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.15       Wells Fargo Bank, National Association, as Certificate Administrator of the 245 Park Avenue Mortgage Loan (see Exhibit 35.3)

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Gateway Net Lease Portfolio Mortgage Loan

35.17       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 35.16)

35.18       Wells Fargo Bank, National Association, as Certificate Administrator of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 35.3)

35.19       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Capital Group Hotel Mortgage Loan (see Exhibit 35.16)

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Starwood Capital Group Hotel Mortgage Loan (see Exhibit 35.16)

35.21       Wells Fargo Bank, National Association, as Certificate Administrator of the Starwood Capital Group Hotel Mortgage Loan (see Exhibit 35.3)

35.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 211 Main Street Mortgage Loan (see Exhibit 35.16)

35.23       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 211 Main Street Mortgage Loan (see Exhibit 35.16)

35.24       Wells Fargo Bank, National Association, as Certificate Administrator of the 211 Main Street Mortgage Loan (see Exhibit 35.3)

35.25       Wells Fargo Bank, National Association, as Primary Servicer of the St. Luke's Office Mortgage Loan

35.26       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the St. Luke's Office Mortgage Loan (see Exhibit 35.16)

35.27       Wells Fargo Bank, National Association, as Certificate Administrator of the St. Luke's Office Mortgage Loan (see Exhibit 35.3)

35.28       Wells Fargo Bank, National Association, as Primary Servicer of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 35.25)

35.29       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 35.16)

35.30       Wells Fargo Bank, National Association, as Certificate Administrator of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 35.3)

35.31       Wells Fargo Bank, National Association, as Primary Servicer of the Alexandria Corporate Park Mortgage Loan (see Exhibit 35.25)

35.32       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Alexandria Corporate Park Mortgage Loan (see Exhibit 35.16)

35.33       Wells Fargo Bank, National Association, as Certificate Administrator of the Alexandria Corporate Park Mortgage Loan (see Exhibit 35.3)

35.34       Wells Fargo Bank, National Association, as Primary Servicer of the West Town Mall Mortgage Loan

35.35       Wells Fargo Bank, National Association, as Special Servicer of the West Town Mall Mortgage Loan

35.36       Wells Fargo Bank, National Association, as Certificate Administrator of the West Town Mall Mortgage Loan (see Exhibit 35.3)

35.37       KeyBank National Association, as Primary Servicer of the Apex Fort Washington Mortgage Loan (Omitted. See Explanatory Notes.)

35.38       Rialto Capital Advisors, LLC, as Special Servicer of the Apex Fort Washington Mortgage Loan (Omitted. See Explanatory Notes.)

35.39       Wells Fargo Bank, National Association, as Certificate Administrator of the Apex Fort Washington Mortgage Loan

35.40       KeyBank National Association, as Primary Servicer of the Carolina Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.41       Rialto Capital Advisors, LLC, as Special Servicer of the Carolina Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.42       Wells Fargo Bank, National Association, as Certificate Administrator of the Carolina Hotel Portfolio Mortgage Loan (see Exhibit 35.39)

99.1         Mortgage Loan Purchase Agreement, dated as of July 31, 2017, between J.P. Morgan Chase Commercial Mortgage Securities Corp. and JPMorgan Chase Bank, National Association (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206261-11 and incorporated by reference herein)

99.2         Mortgage Loan Purchase Agreement, dated as of July 31, 2017, among J.P. Morgan Chase Commercial Mortgage Securities Corp., Starwood Mortgage Funding VI LLC and Starwood Mortgage Capital LLC (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206261-11 and incorporated by reference herein)

99.3         Mortgage Loan Purchase Agreement, dated as of July 31, 2017, among J.P. Morgan Chase Commercial Mortgage Securities Corp., Benefit Street Partners CRE Finance LLC and Benefit Street Partners CRE Conduit Company, L.P. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206261-11 and incorporated by reference herein)

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)    Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.P. Morgan Chase Commercial Mortgage Securities Corp.
(Depositor)

/s/ Kunal K. Singh

Kunal K. Singh, President and Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 22, 2018

Exhibit Index

Exhibit No.

4.1           Pooling and Servicing Agreement, dated as of July 1, 2017, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on October 3, 2017 under Commission File No. 333-206361-11 and incorporated by reference herein).

4.2           Trust and Servicing Agreement, dated as of May 30, 2017, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Servicer, AEGON USA Realty Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Trimont Real Estate Advisors, LLC, as Operating Advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206361-11 and incorporated by reference herein).

4.3           Pooling and Servicing Agreement, dated as of June 1, 2017, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206361-11 and incorporated by reference herein).

4.4           Pooling and Servicing Agreement, dated as of June 1, 2017, by and among Credit Suisse Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206361-11 and incorporated by reference herein).

4.5           Trust and Servicing Agreement, dated as of July 1, 2017, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Servicer and as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206361-11 and incorporated by reference herein).

4.6           Pooling and Servicing Agreement, dated as of September 1, 2017, by and among Credit Suisse Commercial Mortgage Securities Corp., as Depositor, KeyBank National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on October 3, 2017 under Commission File No. 333-206361-11 and incorporated by reference herein).

4.7           Co-Lender Agreement, dated as of July 31, 2017, by and among JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-3 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206361-11 and incorporated by reference herein).

4.8           Co-Lender Agreement, dated as of July 31, 2017, by and among JPMorgan Chase Bank, National Association, as Initial Note A-1-A Holder, JPMorgan Chase Bank, National Association, as Initial Note A-1-B Holder, JPMorgan Chase Bank, National Association, as Initial Note A-1-C Holder, Wells Fargo Bank, National Association, as Initial Note A-2-A Holder, and Wells Fargo Bank, National Association, as Initial Note A-2-B Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206361-11 and incorporated by reference herein).

4.9           Co-Lender Agreement, dated as of July 31, 2017, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206361-11 and incorporated by reference herein).

4.10         Co-Lender Agreement, dated as of July 31, 2017, between Benefit Street Partners CRE Finance LLC, as Note A-1 Holder, and Benefit Street Partners CRE Finance LLC, as Note A-2 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206361-11 and incorporated by reference herein).

4.11         Co-Lender Agreement, dated as of May 30, 2017, by and among JPMorgan Chase Bank, National Association, Natixis Real Estate Capital LLC, Société Générale, Deutsche Bank, AG, New York Branch, and Barclays Bank PLC (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206361-11 and incorporated by reference herein).

4.12         Agreement Between Noteholders, dated as of May 25, 2017, by and among JPMorgan Chase Bank, National Association, as Initial A-1 Notes Holder, Bank of America, N.A., as Initial A-2 Notes Holder, JPMorgan Chase Bank, National Association, as Initial B-1 Notes Holder, and Bank of America, N.A., as Initial B-2 Notes Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206361-11 and incorporated by reference herein).

4.13         Co-Lender Agreement, dated as of June 29, 2017, by and among JPMorgan Chase Bank, National Association, as Initial JPM Note Holder, Bank of America, N.A., as Initial BANA Note Holder, Barclays Bank PLC, as Initial Barclays Note Holder, Deutsche Bank, AG, New York Branch, as Initial DBNY Note Holder, and Starwood Mortgage Funding II LLC, as Starwood Note Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206361-11 and incorporated by reference herein).

4.14         Agreement Between Noteholders, dated as of April 28, 2017, by and among JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-3 Holder, and JPMorgan Chase Bank, National Association, as Initial Note B Notes Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206361-11 and incorporated by reference herein).

4.15         Co-Lender Agreement, dated as of June 29, 2017, by and between JPMorgan Chase Bank, National Association, and Column Financial, Inc. (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206361-11 and incorporated by reference herein).

4.16         Co-Lender Agreement, dated as of June 16, 2017, between Benefit Street Partners CRE Finance LLC, as Note A-1 Holder, and Benefit Street Partners CRE Finance LLC, as Note A-2 Holder, and Benefit Street Partners CRE Finance LLC, as Note A-3 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206361-11 and incorporated by reference herein).

4.17         Co-Lender Agreement, dated as of June 29, 2017, between Benefit Street Partners CRE Finance LLC, as Note A-1 Holder, and Benefit Street Partners CRE Finance LLC, as Note A-2 Holder, and Benefit Street Partners CRE Finance LLC, as Note A-3 Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206361-11 and incorporated by reference herein).

4.18         Co-Lender Agreement, dated as of June 29, 2017, between Benefit Street Partners CRE Finance LLC, as Note A-1 Holder, and Benefit Street Partners CRE Finance LLC, as Note A-2 Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206361-11 and incorporated by reference herein).

4.19         Co-Lender Agreement, dated as of June 29, 2017, between Benefit Street Partners CRE Finance LLC, as Note A-1 Holder, and Benefit Street Partners CRE Finance LLC, as Note A-2 Holder (filed as Exhibit 4.19 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206361-11 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Wells Fargo Bank, National Association, as Master Servicer

33.2         CWCapital Asset Management LLC, as Special Servicer

33.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Pentalpha Surveillance LLC, as Operating Advisor

33.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8         National Tax Search, LLC, as Servicing Function Participant

33.9         Wells Fargo Bank, National Association, as Primary Servicer of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.10       CWCapital Asset Management LLC, as Special Servicer of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 33.2)

33.11       Wilmington Trust, National Association, as Trustee of the Treeview Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.12       Wells Fargo Bank, National Association, as Certificate Administrator of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 33.4)

33.13       Wells Fargo Bank, National Association, as Custodian of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 33.5)

33.14       Pentalpha Surveillance LLC, as Operating Advisor of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 33.6)

33.15       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 33.7)

33.16       National Tax Search, LLC, as Servicing Function Participant of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 33.8)

33.17       Wells Fargo Bank, National Association, as Primary Servicer of the First Stamford Place Mortgage Loan (see Exhibit 33.1)

33.18       CWCapital Asset Management LLC, as Special Servicer of the First Stamford Place Mortgage Loan (see Exhibit 33.2)

33.19       Wilmington Trust, National Association, as Trustee of the First Stamford Place Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Wells Fargo Bank, National Association, as Certificate Administrator of the First Stamford Place Mortgage Loan (see Exhibit 33.4)

33.21       Wells Fargo Bank, National Association, as Custodian of the First Stamford Place Mortgage Loan (see Exhibit 33.5)

33.22       Pentalpha Surveillance LLC, as Operating Advisor of the First Stamford Place Mortgage Loan (see Exhibit 33.6)

33.23       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the First Stamford Place Mortgage Loan (see Exhibit 33.7)

33.24       National Tax Search, LLC, as Servicing Function Participant of the First Stamford Place Mortgage Loan (see Exhibit 33.8)

33.25       Wells Fargo Bank, National Association, as Primary Servicer of the Torre Plaza Mortgage Loan (see Exhibit 33.1)

33.26       CWCapital Asset Management LLC, as Special Servicer of the Torre Plaza Mortgage Loan (see Exhibit 33.2)

33.27       Wilmington Trust, National Association, as Trustee of the Torre Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.28       Wells Fargo Bank, National Association, as Certificate Administrator of the Torre Plaza Mortgage Loan (see Exhibit 33.4)

33.29       Wells Fargo Bank, National Association, as Custodian of the Torre Plaza Mortgage Loan (see Exhibit 33.5)

33.30       Pentalpha Surveillance LLC, as Operating Advisor of the Torre Plaza Mortgage Loan (see Exhibit 33.6)

33.31       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Torre Plaza Mortgage Loan (see Exhibit 33.7)

33.32       National Tax Search, LLC, as Servicing Function Participant of the Torre Plaza Mortgage Loan (see Exhibit 33.8)

33.33       Wells Fargo Bank, National Association, as Primary Servicer of the 245 Park Avenue Mortgage Loan (see Exhibit 33.1)

33.34       AEGON USA Realty Advisors, LLC, as Special Servicer of the 245 Park Avenue Mortgage Loan

33.35       Wilmington Trust, National Association, as Trustee of the 245 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Wells Fargo Bank, National Association, as Certificate Administrator of the 245 Park Avenue Mortgage Loan (see Exhibit 33.4)

33.37       Wells Fargo Bank, National Association, as Custodian of the 245 Park Avenue Mortgage Loan (see Exhibit 33.5)

33.38       Trimont Real Estate Advisors, LLC, as Operating Advisor of the 245 Park Avenue Mortgage Loan

33.39       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 245 Park Avenue Mortgage Loan (see Exhibit 33.7)

33.40       National Tax Search, LLC, as Servicing Function Participant of the 245 Park Avenue Mortgage Loan (see Exhibit 33.8)

33.41       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Gateway Net Lease Portfolio Mortgage Loan

33.42       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 33.41)

33.43       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 33.4)

33.44       Wells Fargo Bank, National Association, as Custodian of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 33.5)

33.45       Pentalpha Surveillance LLC, as Operating Advisor of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 33.6)

33.46       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Capital Group Hotel Mortgage Loan (see Exhibit 33.41)

33.47       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Starwood Capital Group Hotel Mortgage Loan (see Exhibit 33.41)

33.48       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Starwood Capital Group Hotel Mortgage Loan (see Exhibit 33.4)

33.49       Wells Fargo Bank, National Association, as Custodian of the Starwood Capital Group Hotel Mortgage Loan (see Exhibit 33.5)

33.50       Pentalpha Surveillance LLC, as Operating Advisor of the Starwood Capital Group Hotel Mortgage Loan (see Exhibit 33.6)

33.51       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 211 Main Street Mortgage Loan (see Exhibit 33.41)

33.52       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 211 Main Street Mortgage Loan (see Exhibit 33.41)

33.53       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 211 Main Street Mortgage Loan (see Exhibit 33.4)

33.54       Wells Fargo Bank, National Association, as Custodian of the 211 Main Street Mortgage Loan (see Exhibit 33.5)

33.55       Pentalpha Surveillance LLC, as Operating Advisor of the 211 Main Street Mortgage Loan (see Exhibit 33.6)

33.56       Wells Fargo Bank, National Association, as Primary Servicer of the St. Luke's Office Mortgage Loan (see Exhibit 33.1)

33.57       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the St. Luke's Office Mortgage Loan (see Exhibit 33.41)

33.58       Wilmington Trust, National Association, as Trustee of the St. Luke's Office Mortgage Loan (Omitted. See Explanatory Notes.)

33.59       Wells Fargo Bank, National Association, as Certificate Administrator of the St. Luke's Office Mortgage Loan (see Exhibit 33.4)

33.60       Wells Fargo Bank, National Association, as Custodian of the St. Luke's Office Mortgage Loan (see Exhibit 33.5)

33.61       Park Bridge Lender Services LLC, as Operating Advisor of the St. Luke's Office Mortgage Loan

33.62       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the St. Luke's Office Mortgage Loan (see Exhibit 33.7)

33.63       National Tax Search, LLC, as Servicing Function Participant of the St. Luke's Office Mortgage Loan (see Exhibit 33.8)

33.64       Wells Fargo Bank, National Association, as Primary Servicer of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 33.1)

33.65       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 33.41)

33.66       Wilmington Trust, National Association, as Trustee of the Columbus Office Portfolio I Mortgage Loan (Omitted. See Explanatory Notes.)

33.67       Wells Fargo Bank, National Association, as Certificate Administrator of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 33.4)

33.68       Wells Fargo Bank, National Association, as Custodian of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 33.5)

33.69       Park Bridge Lender Services LLC, as Operating Advisor of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 33.61)

33.70       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 33.7)

33.71       National Tax Search, LLC, as Servicing Function Participant of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 33.8)

33.72       Wells Fargo Bank, National Association, as Primary Servicer of the Alexandria Corporate Park Mortgage Loan (see Exhibit 33.1)

33.73       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Alexandria Corporate Park Mortgage Loan (see Exhibit 33.41)

33.74       Wilmington Trust, National Association, as Trustee of the Alexandria Corporate Park Mortgage Loan (Omitted. See Explanatory Notes.)

33.75       Wells Fargo Bank, National Association, as Certificate Administrator of the Alexandria Corporate Park Mortgage Loan (see Exhibit 33.4)

33.76       Wells Fargo Bank, National Association, as Custodian of the Alexandria Corporate Park Mortgage Loan (see Exhibit 33.5)

33.77       Park Bridge Lender Services LLC, as Operating Advisor of the Alexandria Corporate Park Mortgage Loan (see Exhibit 33.61)

33.78       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Alexandria Corporate Park Mortgage Loan (see Exhibit 33.7)

33.79       National Tax Search, LLC, as Servicing Function Participant of the Alexandria Corporate Park Mortgage Loan (see Exhibit 33.8)

33.80       Wells Fargo Bank, National Association, as Primary Servicer of the West Town Mall Mortgage Loan (see Exhibit 33.1)

33.81       Wells Fargo Bank, National Association, as Special Servicer of the West Town Mall Mortgage Loan (see Exhibit 33.1)

33.82       Wilmington Trust, National Association, as Trustee of the West Town Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.83       Wells Fargo Bank, National Association, as Certificate Administrator of the West Town Mall Mortgage Loan (see Exhibit 33.4)

33.84       Wells Fargo Bank, National Association, as Custodian of the West Town Mall Mortgage Loan (see Exhibit 33.5)

33.85       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the West Town Mall Mortgage Loan (see Exhibit 33.7)

33.86       National Tax Search, LLC, as Servicing Function Participant of the West Town Mall Mortgage Loan (see Exhibit 33.8)

33.87       KeyBank National Association, as Primary Servicer of the Apex Fort Washington Mortgage Loan (Omitted. See Explanatory Notes.)

33.88       Rialto Capital Advisors, LLC, as Special Servicer of the Apex Fort Washington Mortgage Loan (Omitted. See Explanatory Notes.)

33.89       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Apex Fort Washington Mortgage Loan (see Exhibit 33.4)

33.90       Wells Fargo Bank, National Association, as Custodian of the Apex Fort Washington Mortgage Loan (see Exhibit 33.5)

33.91       Pentalpha Surveillance LLC, as Operating Advisor of the Apex Fort Washington Mortgage Loan (see Exhibit 33.6)

33.92       KeyBank National Association, as Primary Servicer of the Carolina Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.93       Rialto Capital Advisors, LLC, as Special Servicer of the Carolina Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.94       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Carolina Hotel Portfolio Mortgage Loan (see Exhibit 33.4)

33.95       Wells Fargo Bank, National Association, as Custodian of the Carolina Hotel Portfolio Mortgage Loan (see Exhibit 33.5)

33.96       Pentalpha Surveillance LLC, as Operating Advisor of the Carolina Hotel Portfolio Mortgage Loan (see Exhibit 33.6)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer

34.2         CWCapital Asset Management LLC, as Special Servicer

34.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Pentalpha Surveillance LLC, as Operating Advisor

34.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8         National Tax Search, LLC, as Servicing Function Participant

34.9         Wells Fargo Bank, National Association, as Primary Servicer of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.10       CWCapital Asset Management LLC, as Special Servicer of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 34.2)

34.11       Wilmington Trust, National Association, as Trustee of the Treeview Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.12       Wells Fargo Bank, National Association, as Certificate Administrator of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 34.4)

34.13       Wells Fargo Bank, National Association, as Custodian of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 34.5)

34.14       Pentalpha Surveillance LLC, as Operating Advisor of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 34.6)

34.15       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 34.7)

34.16       National Tax Search, LLC, as Servicing Function Participant of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 34.8)

34.17       Wells Fargo Bank, National Association, as Primary Servicer of the First Stamford Place Mortgage Loan (see Exhibit 34.1)

34.18       CWCapital Asset Management LLC, as Special Servicer of the First Stamford Place Mortgage Loan (see Exhibit 34.2)

34.19       Wilmington Trust, National Association, as Trustee of the First Stamford Place Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Wells Fargo Bank, National Association, as Certificate Administrator of the First Stamford Place Mortgage Loan (see Exhibit 34.4)

34.21       Wells Fargo Bank, National Association, as Custodian of the First Stamford Place Mortgage Loan (see Exhibit 34.5)

34.22       Pentalpha Surveillance LLC, as Operating Advisor of the First Stamford Place Mortgage Loan (see Exhibit 34.6)

34.23       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the First Stamford Place Mortgage Loan (see Exhibit 34.7)

34.24       National Tax Search, LLC, as Servicing Function Participant of the First Stamford Place Mortgage Loan (see Exhibit 34.8)

34.25       Wells Fargo Bank, National Association, as Primary Servicer of the Torre Plaza Mortgage Loan (see Exhibit 34.1)

34.26       CWCapital Asset Management LLC, as Special Servicer of the Torre Plaza Mortgage Loan (see Exhibit 34.2)

34.27       Wilmington Trust, National Association, as Trustee of the Torre Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.28       Wells Fargo Bank, National Association, as Certificate Administrator of the Torre Plaza Mortgage Loan (see Exhibit 34.4)

34.29       Wells Fargo Bank, National Association, as Custodian of the Torre Plaza Mortgage Loan (see Exhibit 34.5)

34.30       Pentalpha Surveillance LLC, as Operating Advisor of the Torre Plaza Mortgage Loan (see Exhibit 34.6)

34.31       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Torre Plaza Mortgage Loan (see Exhibit 34.7)

34.32       National Tax Search, LLC, as Servicing Function Participant of the Torre Plaza Mortgage Loan (see Exhibit 34.8)

34.33       Wells Fargo Bank, National Association, as Primary Servicer of the 245 Park Avenue Mortgage Loan (see Exhibit 34.1)

34.34       AEGON USA Realty Advisors, LLC, as Special Servicer of the 245 Park Avenue Mortgage Loan

34.35       Wilmington Trust, National Association, as Trustee of the 245 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Wells Fargo Bank, National Association, as Certificate Administrator of the 245 Park Avenue Mortgage Loan (see Exhibit 34.4)

34.37       Wells Fargo Bank, National Association, as Custodian of the 245 Park Avenue Mortgage Loan (see Exhibit 34.5)

34.38       Trimont Real Estate Advisors, LLC, as Operating Advisor of the 245 Park Avenue Mortgage Loan

34.39       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 245 Park Avenue Mortgage Loan (see Exhibit 34.7)

34.40       National Tax Search, LLC, as Servicing Function Participant of the 245 Park Avenue Mortgage Loan (see Exhibit 34.8)

34.41       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Gateway Net Lease Portfolio Mortgage Loan

34.42       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 34.41)

34.43       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 34.4)

34.44       Wells Fargo Bank, National Association, as Custodian of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 34.5)

34.45       Pentalpha Surveillance LLC, as Operating Advisor of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 34.6)

34.46       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Capital Group Hotel Mortgage Loan (see Exhibit 34.41)

34.47       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Starwood Capital Group Hotel Mortgage Loan (see Exhibit 34.41)

34.48       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Starwood Capital Group Hotel Mortgage Loan (see Exhibit 34.4)

34.49       Wells Fargo Bank, National Association, as Custodian of the Starwood Capital Group Hotel Mortgage Loan (see Exhibit 34.5)

34.50       Pentalpha Surveillance LLC, as Operating Advisor of the Starwood Capital Group Hotel Mortgage Loan (see Exhibit 34.6)

34.51       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 211 Main Street Mortgage Loan (see Exhibit 34.41)

34.52       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 211 Main Street Mortgage Loan (see Exhibit 34.41)

34.53       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 211 Main Street Mortgage Loan (see Exhibit 34.4)

34.54       Wells Fargo Bank, National Association, as Custodian of the 211 Main Street Mortgage Loan (see Exhibit 34.5)

34.55       Pentalpha Surveillance LLC, as Operating Advisor of the 211 Main Street Mortgage Loan (see Exhibit 34.6)

34.56       Wells Fargo Bank, National Association, as Primary Servicer of the St. Luke's Office Mortgage Loan (see Exhibit 34.1)

34.57       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the St. Luke's Office Mortgage Loan (see Exhibit 34.41)

34.58       Wilmington Trust, National Association, as Trustee of the St. Luke's Office Mortgage Loan (Omitted. See Explanatory Notes.)

34.59       Wells Fargo Bank, National Association, as Certificate Administrator of the St. Luke's Office Mortgage Loan (see Exhibit 34.4)

34.60       Wells Fargo Bank, National Association, as Custodian of the St. Luke's Office Mortgage Loan (see Exhibit 34.5)

34.61       Park Bridge Lender Services LLC, as Operating Advisor of the St. Luke's Office Mortgage Loan

34.62       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the St. Luke's Office Mortgage Loan (see Exhibit 34.7)

34.63       National Tax Search, LLC, as Servicing Function Participant of the St. Luke's Office Mortgage Loan (see Exhibit 34.8)

34.64       Wells Fargo Bank, National Association, as Primary Servicer of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 34.1)

34.65       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 34.41)

34.66       Wilmington Trust, National Association, as Trustee of the Columbus Office Portfolio I Mortgage Loan (Omitted. See Explanatory Notes.)

34.67       Wells Fargo Bank, National Association, as Certificate Administrator of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 34.4)

34.68       Wells Fargo Bank, National Association, as Custodian of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 34.5)

34.69       Park Bridge Lender Services LLC, as Operating Advisor of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 34.61)

34.70       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 34.7)

34.71       National Tax Search, LLC, as Servicing Function Participant of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 34.8)

34.72       Wells Fargo Bank, National Association, as Primary Servicer of the Alexandria Corporate Park Mortgage Loan (see Exhibit 34.1)

34.73       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Alexandria Corporate Park Mortgage Loan (see Exhibit 34.41)

34.74       Wilmington Trust, National Association, as Trustee of the Alexandria Corporate Park Mortgage Loan (Omitted. See Explanatory Notes.)

34.75       Wells Fargo Bank, National Association, as Certificate Administrator of the Alexandria Corporate Park Mortgage Loan (see Exhibit 34.4)

34.76       Wells Fargo Bank, National Association, as Custodian of the Alexandria Corporate Park Mortgage Loan (see Exhibit 34.5)

34.77       Park Bridge Lender Services LLC, as Operating Advisor of the Alexandria Corporate Park Mortgage Loan (see Exhibit 34.61)

34.78       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Alexandria Corporate Park Mortgage Loan (see Exhibit 34.7)

34.79       National Tax Search, LLC, as Servicing Function Participant of the Alexandria Corporate Park Mortgage Loan (see Exhibit 34.8)

34.80       Wells Fargo Bank, National Association, as Primary Servicer of the West Town Mall Mortgage Loan (see Exhibit 34.1)

34.81       Wells Fargo Bank, National Association, as Special Servicer of the West Town Mall Mortgage Loan (see Exhibit 34.1)

34.82       Wilmington Trust, National Association, as Trustee of the West Town Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.83       Wells Fargo Bank, National Association, as Certificate Administrator of the West Town Mall Mortgage Loan (see Exhibit 34.4)

34.84       Wells Fargo Bank, National Association, as Custodian of the West Town Mall Mortgage Loan (see Exhibit 34.5)

34.85       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the West Town Mall Mortgage Loan (see Exhibit 34.7)

34.86       National Tax Search, LLC, as Servicing Function Participant of the West Town Mall Mortgage Loan (see Exhibit 34.8)

34.87       KeyBank National Association, as Primary Servicer of the Apex Fort Washington Mortgage Loan (Omitted. See Explanatory Notes.)

34.88       Rialto Capital Advisors, LLC, as Special Servicer of the Apex Fort Washington Mortgage Loan (Omitted. See Explanatory Notes.)

34.89       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Apex Fort Washington Mortgage Loan (see Exhibit 34.4)

34.90       Wells Fargo Bank, National Association, as Custodian of the Apex Fort Washington Mortgage Loan (see Exhibit 34.5)

34.91       Pentalpha Surveillance LLC, as Operating Advisor of the Apex Fort Washington Mortgage Loan (see Exhibit 34.6)

34.92       KeyBank National Association, as Primary Servicer of the Carolina Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.93       Rialto Capital Advisors, LLC, as Special Servicer of the Carolina Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.94       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Carolina Hotel Portfolio Mortgage Loan (see Exhibit 34.4)

34.95       Wells Fargo Bank, National Association, as Custodian of the Carolina Hotel Portfolio Mortgage Loan (see Exhibit 34.5)

34.96       Pentalpha Surveillance LLC, as Operating Advisor of the Carolina Hotel Portfolio Mortgage Loan (see Exhibit 34.6)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         CWCapital Asset Management LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Wells Fargo Bank, National Association, as Primary Servicer of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 35.1)

35.5         CWCapital Asset Management LLC, as Special Servicer of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 35.2)

35.6         Wells Fargo Bank, National Association, as Certificate Administrator of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 35.3)

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the First Stamford Place Mortgage Loan (see Exhibit 35.1)

35.8         CWCapital Asset Management LLC, as Special Servicer of the First Stamford Place Mortgage Loan (see Exhibit 35.2)

35.9         Wells Fargo Bank, National Association, as Certificate Administrator of the First Stamford Place Mortgage Loan (see Exhibit 35.3)

35.10       Wells Fargo Bank, National Association, as Primary Servicer of the Torre Plaza Mortgage Loan (see Exhibit 35.1)

35.11       CWCapital Asset Management LLC, as Special Servicer of the Torre Plaza Mortgage Loan (see Exhibit 35.2)

35.12       Wells Fargo Bank, National Association, as Certificate Administrator of the Torre Plaza Mortgage Loan (see Exhibit 35.3)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the 245 Park Avenue Mortgage Loan

35.14       AEGON USA Realty Advisors, LLC, as Special Servicer of the 245 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.15       Wells Fargo Bank, National Association, as Certificate Administrator of the 245 Park Avenue Mortgage Loan (see Exhibit 35.3)

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Gateway Net Lease Portfolio Mortgage Loan

35.17       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 35.16)

35.18       Wells Fargo Bank, National Association, as Certificate Administrator of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 35.3)

35.19       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Capital Group Hotel Mortgage Loan (see Exhibit 35.16)

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Starwood Capital Group Hotel Mortgage Loan (see Exhibit 35.16)

35.21       Wells Fargo Bank, National Association, as Certificate Administrator of the Starwood Capital Group Hotel Mortgage Loan (see Exhibit 35.3)

35.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 211 Main Street Mortgage Loan (see Exhibit 35.16)

35.23       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 211 Main Street Mortgage Loan (see Exhibit 35.16)

35.24       Wells Fargo Bank, National Association, as Certificate Administrator of the 211 Main Street Mortgage Loan (see Exhibit 35.3)

35.25       Wells Fargo Bank, National Association, as Primary Servicer of the St. Luke's Office Mortgage Loan

35.26       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the St. Luke's Office Mortgage Loan (see Exhibit 35.16)

35.27       Wells Fargo Bank, National Association, as Certificate Administrator of the St. Luke's Office Mortgage Loan (see Exhibit 35.3)

35.28       Wells Fargo Bank, National Association, as Primary Servicer of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 35.25)

35.29       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 35.16)

35.30       Wells Fargo Bank, National Association, as Certificate Administrator of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 35.3)

35.31       Wells Fargo Bank, National Association, as Primary Servicer of the Alexandria Corporate Park Mortgage Loan (see Exhibit 35.25)

35.32       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Alexandria Corporate Park Mortgage Loan (see Exhibit 35.16)

35.33       Wells Fargo Bank, National Association, as Certificate Administrator of the Alexandria Corporate Park Mortgage Loan (see Exhibit 35.3)

35.34       Wells Fargo Bank, National Association, as Primary Servicer of the West Town Mall Mortgage Loan

35.35       Wells Fargo Bank, National Association, as Special Servicer of the West Town Mall Mortgage Loan

35.36       Wells Fargo Bank, National Association, as Certificate Administrator of the West Town Mall Mortgage Loan (see Exhibit 35.3)

35.37       KeyBank National Association, as Primary Servicer of the Apex Fort Washington Mortgage Loan (Omitted. See Explanatory Notes.)

35.38       Rialto Capital Advisors, LLC, as Special Servicer of the Apex Fort Washington Mortgage Loan (Omitted. See Explanatory Notes.)

35.39       Wells Fargo Bank, National Association, as Certificate Administrator of the Apex Fort Washington Mortgage Loan

35.40       KeyBank National Association, as Primary Servicer of the Carolina Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.41       Rialto Capital Advisors, LLC, as Special Servicer of the Carolina Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.42       Wells Fargo Bank, National Association, as Certificate Administrator of the Carolina Hotel Portfolio Mortgage Loan (see Exhibit 35.39)

99.1         Mortgage Loan Purchase Agreement, dated as of July 31, 2017, between J.P. Morgan Chase Commercial Mortgage Securities Corp. and JPMorgan Chase Bank, National Association (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206261-11 and incorporated by reference herein)

99.2         Mortgage Loan Purchase Agreement, dated as of July 31, 2017, among J.P. Morgan Chase Commercial Mortgage Securities Corp., Starwood Mortgage Funding VI LLC and Starwood Mortgage Capital LLC (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206261-11 and incorporated by reference herein)

99.3         Mortgage Loan Purchase Agreement, dated as of July 31, 2017, among J.P. Morgan Chase Commercial Mortgage Securities Corp., Benefit Street Partners CRE Finance LLC and Benefit Street Partners CRE Conduit Company, L.P. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206261-11 and incorporated by reference herein)