Form 10-K
period 2019-12-31
JPMCC Commercial Mortgage Securities Trust 2017-JP7
filed 2020-03-20
CIK 1709967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 834-5467

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 245 Park Avenue Mortgage Loan, which constituted approximately 9.2% of the asset pool of the issuing entity as of its cut-off date.  The 245 Park Avenue Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 245 Park Avenue Mortgage Loan and twenty-two other pari passu loans and five subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the 245 Park Avenue Trust 2017-245P transaction (the “245 Park Avenue Trust 2017-245P Transaction”). This loan combination, including the 245 Park Avenue Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the 245 Park Avenue Trust 2017-245P Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Gateway Net Lease Portfolio Mortgage Loan, the Starwood Capital Group Hotel Mortgage Loan and the 211 Main Street Mortgage Loan, which constituted approximately 8.6%, 7.4% and 5.5%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Gateway Net Lease Portfolio Mortgage Loan, the Starwood Capital Group Hotel Mortgage Loan and the 211 Main Street Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Gateway Net Lease Portfolio Mortgage Loan and six other pari passu loans and ten subordinate companion loans, which are not assets of the issuing entity, (b) with respect to the Starwood Capital Group Hotel Mortgage Loan and seventeen other pari passu loans, which are not assets of the issuing entity or (c) with respect to the 211 Main Street Mortgage Loan and two other pari passu loans and three subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the DBJPM 2017-C6 Mortgage Trust transaction, Commission File Number 333-206705-09 (the “DBJPM 2017-C6 Transaction”). These loan combinations, including the Gateway Net Lease Portfolio Mortgage Loan, the Starwood Capital Group Hotel Mortgage Loan and the 211 Main Street Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the DBJPM 2017-C6 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the 245 Park Avenue Mortgage Loan, the St. Luke's Office Mortgage Loan, the Columbus Office Portfolio I Mortgage Loan and the Alexandria Corporate Park Mortgage Loan and the primary servicer and special servicer of the West Town Mall Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the 245 Park Avenue Mortgage Loan, the West Town Mall Mortgage Loan, the St. Luke's Office Mortgage Loan, the Apex Fort Washington Mortgage Loan, the Carolina Hotel Portfolio Mortgage Loan, the Columbus Office Portfolio I Mortgage Loan, the Alexandria Corporate Park Mortgage Loan, the Gateway Net Lease Portfolio Mortgage Loan, the Starwood Capital Group Hotel Mortgage Loan and the 211 Main Street Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Wells Fargo Bank, National Association acts as trustee of the 211 Main Street Mortgage Loan, the Starwood Capital Group Hotel Mortgage Loan, the Gateway Net Lease Portfolio Mortgage Loan, the Carolina Hotel Portfolio Mortgage Loan and the Apex Fort Washington Mortgage Loan.  Pursuant to the pooling and servicing agreement for the DBJPM 2017-C6 Transaction and the pooling and servicing agreement for the CSAIL 2017-CX9 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the 211 Main Street Mortgage Loan, the Starwood Capital Group Hotel Mortgage Loan, the Gateway Net Lease Portfolio Mortgage Loan, the Carolina Hotel Portfolio Mortgage Loan and the Apex Fort Washington Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the 245 Park Avenue Mortgage Loan, the Columbus Office Portfolio I Mortgage Loan, the Alexandria Corporate Park Mortgage Loan, the St. Luke's Office Mortgage Loan and the West Town Mall Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the trust and servicing agreement for the 245 Park Avenue Trust 2017-245P Transaction, the pooling and servicing agreement for the CSAIL 2017-C8 Transaction and the trust and servicing agreement for the WTOWN 2017-KNOX Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the 245 Park Avenue Mortgage Loan, the Columbus Office Portfolio I Mortgage Loan, the Alexandria Corporate Park Mortgage Loan, the St. Luke's Office Mortgage Loan and the West Town Mall Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the 245 Park Avenue Mortgage Loan, the Columbus Office Portfolio I Mortgage Loan, the Alexandria Corporate Park Mortgage Loan, the St. Luke's Office Mortgage Loan and the West Town Mall Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the 245 Park Avenue Mortgage Loan, the Columbus Office Portfolio I Mortgage Loan, the Alexandria Corporate Park Mortgage Loan, the St. Luke's Office Mortgage Loan, the 211 Main Street Mortgage Loan, the Starwood Capital Group Hotel Mortgage Loan, the Gateway Net Lease Portfolio Mortgage Loan, the West Town Mall Mortgage Loan, the Carolina Hotel Portfolio Mortgage Loan and the Apex Fort Washington Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the 245 Park Avenue Mortgage Loan, the Apex Fort Washington Mortgage Loan and the Carolina Hotel Portfolio Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of KeyBank National Association as primary servicer of the Apex Fort Washington Mortgage Loan and the Carolina Hotel Portfolio Mortgage Loan and Rialto Capital Advisors, LLC as special servicer of the Apex Fort Washington Mortgage Loan and the Carolina Hotel Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are each parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of AEGON USA Realty Advisors, LLC as special servicer of the 245 Park Avenue Mortgage Loan, KeyBank National Association as primary servicer of the Apex Fort Washington Mortgage Loan and the Carolina Hotel Portfolio Mortgage Loan and Rialto Capital Advisors, LLC as special servicer of the Apex Fort Washington Mortgage Loan and the Carolina Hotel Portfolio Mortgage Loan, listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as trustee, and as custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association (“Midland”) discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported fields as described in (1) and (2) below.  (1) In connection with other enhancements Midland made to its manual Schedule AL process, starting in April 2019, Midland developed and implemented new Schedule AL reporting templates for each applicable CMBS transaction that closed prior to April 2019 and for each applicable CMBS transaction going forward.  Related to this, Midland made certain template setup errors, along with related and other manual inputting of information errors, and the errors were not identified prior to submission of the applicable Schedule AL Files in certain cases due to breakdowns in quality control.  (2) In one applicable transaction, the related Schedule AL File for a given month was not saved properly resulting in the prior month's Schedule AL File being submitted for the given month instead of the correct Schedule AL File.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland’s Schedule AL reporting process was enhanced in April of 2019, however, the process remained manual throughout the 2019 calendar year.  Errors relating to certain Schedule AL Files during 2019 were identified during the related audit.  Following identification, Midland made staffing changes and additional enhancements and improvements to its processes and procedures to support its Schedule AL reporting obligations and expects to move to an automated solution for this process.

Midland is currently remediating the Schedule AL reporting for certain of the CMBS transactions found to be incorrect.

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

33.8        National Tax Search, LLC, as Servicing Function Participant

33.9        Wells Fargo Bank, National Association, as Primary Servicer of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.10      CWCapital Asset Management LLC, as Special Servicer of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 33.2)

33.11      Wilmington Trust, National Association, as Trustee of the Treeview Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.12      Wells Fargo Bank, National Association, as Custodian of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 33.5)

33.13      Pentalpha Surveillance LLC, as Operating Advisor of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 33.6)

33.14      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 33.7)

33.15      National Tax Search, LLC, as Servicing Function Participant of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 33.8)

33.16      Wells Fargo Bank, National Association, as Primary Servicer of the First Stamford Place Mortgage Loan (see Exhibit 33.1)

33.17      CWCapital Asset Management LLC, as Special Servicer of the First Stamford Place Mortgage Loan (see Exhibit 33.2)

33.18      Wilmington Trust, National Association, as Trustee of the First Stamford Place Mortgage Loan (Omitted. See Explanatory Notes.)

33.19      Wells Fargo Bank, National Association, as Custodian of the First Stamford Place Mortgage Loan (see Exhibit 33.5)

33.20      Pentalpha Surveillance LLC, as Operating Advisor of the First Stamford Place Mortgage Loan (see Exhibit 33.6)

33.21      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the First Stamford Place Mortgage Loan (see Exhibit 33.7)

33.22      National Tax Search, LLC, as Servicing Function Participant of the First Stamford Place Mortgage Loan (see Exhibit 33.8)

33.23      Wells Fargo Bank, National Association, as Primary Servicer of the Torre Plaza Mortgage Loan (see Exhibit 33.1)

33.24      CWCapital Asset Management LLC, as Special Servicer of the Torre Plaza Mortgage Loan (see Exhibit 33.2)

33.25      Wilmington Trust, National Association, as Trustee of the Torre Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.26      Wells Fargo Bank, National Association, as Custodian of the Torre Plaza Mortgage Loan (see Exhibit 33.5)

33.27      Pentalpha Surveillance LLC, as Operating Advisor of the Torre Plaza Mortgage Loan (see Exhibit 33.6)

33.28      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Torre Plaza Mortgage Loan (see Exhibit 33.7)

33.29      National Tax Search, LLC, as Servicing Function Participant of the Torre Plaza Mortgage Loan (see Exhibit 33.8)

33.30      Wells Fargo Bank, National Association, as Primary Servicer of the 245 Park Avenue Mortgage Loan (see Exhibit 33.1)

33.31      AEGON USA Realty Advisors, LLC, as Special Servicer of the 245 Park Avenue Mortgage Loan

33.32      Wilmington Trust, National Association, as Trustee of the 245 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.33      Wells Fargo Bank, National Association, as Custodian of the 245 Park Avenue Mortgage Loan (see Exhibit 33.5)

33.34      Trimont Real Estate Advisors, LLC, as Operating Advisor of the 245 Park Avenue Mortgage Loan

33.35      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 245 Park Avenue Mortgage Loan (see Exhibit 33.7)

33.36      National Tax Search, LLC, as Servicing Function Participant of the 245 Park Avenue Mortgage Loan (see Exhibit 33.8)

33.37      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Gateway Net Lease Portfolio Mortgage Loan

33.38      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 33.37)

33.39      Wells Fargo Bank, National Association, as Trustee of the Gateway Net Lease Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.40      Wells Fargo Bank, National Association, as Custodian of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 33.5)

33.41      Pentalpha Surveillance LLC, as Operating Advisor of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 33.6)

33.42      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Capital Group Hotel Mortgage Loan (see Exhibit 33.37)

33.43      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Starwood Capital Group Hotel Mortgage Loan (see Exhibit 33.37)

33.44      Wells Fargo Bank, National Association, as Trustee of the Starwood Capital Group Hotel Mortgage Loan (Omitted. See Explanatory Notes.)

33.45      Wells Fargo Bank, National Association, as Custodian of the Starwood Capital Group Hotel Mortgage Loan (see Exhibit 33.5)

33.46      Pentalpha Surveillance LLC, as Operating Advisor of the Starwood Capital Group Hotel Mortgage Loan (see Exhibit 33.6)

33.47      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 211 Main Street Mortgage Loan (see Exhibit 33.37)

33.48      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 211 Main Street Mortgage Loan (see Exhibit 33.37)

33.49      Wells Fargo Bank, National Association, as Trustee of the 211 Main Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.50      Wells Fargo Bank, National Association, as Custodian of the 211 Main Street Mortgage Loan (see Exhibit 33.5)

33.51      Pentalpha Surveillance LLC, as Operating Advisor of the 211 Main Street Mortgage Loan (see Exhibit 33.6)

33.52      Wells Fargo Bank, National Association, as Primary Servicer of the St. Luke's Office Mortgage Loan (see Exhibit 33.1)

33.53      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the St. Luke's Office Mortgage Loan (see Exhibit 33.37)

33.54      Wilmington Trust, National Association, as Trustee of the St. Luke's Office Mortgage Loan (Omitted. See Explanatory Notes.)

33.55      Wells Fargo Bank, National Association, as Custodian of the St. Luke's Office Mortgage Loan (see Exhibit 33.5)

33.56      Park Bridge Lender Services LLC, as Operating Advisor of the St. Luke's Office Mortgage Loan

33.57      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the St. Luke's Office Mortgage Loan (see Exhibit 33.7)

33.58      National Tax Search, LLC, as Servicing Function Participant of the St. Luke's Office Mortgage Loan (see Exhibit 33.8)

33.59      Wells Fargo Bank, National Association, as Primary Servicer of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 33.1)

33.60      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 33.37)

33.61      Wilmington Trust, National Association, as Trustee of the Columbus Office Portfolio I Mortgage Loan (Omitted. See Explanatory Notes.)

33.62      Wells Fargo Bank, National Association, as Custodian of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 33.5)

33.63      Park Bridge Lender Services LLC, as Operating Advisor of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 33.56)

33.64      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 33.7)

33.65      National Tax Search, LLC, as Servicing Function Participant of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 33.8)

33.66      Wells Fargo Bank, National Association, as Primary Servicer of the Alexandria Corporate Park Mortgage Loan (see Exhibit 33.1)

33.67      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Alexandria Corporate Park Mortgage Loan (see Exhibit 33.37)

33.68      Wilmington Trust, National Association, as Trustee of the Alexandria Corporate Park Mortgage Loan (Omitted. See Explanatory Notes.)

33.69      Wells Fargo Bank, National Association, as Custodian of the Alexandria Corporate Park Mortgage Loan (see Exhibit 33.5)

33.70      Park Bridge Lender Services LLC, as Operating Advisor of the Alexandria Corporate Park Mortgage Loan (see Exhibit 33.56)

33.71      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Alexandria Corporate Park Mortgage Loan (see Exhibit 33.7)

33.72      National Tax Search, LLC, as Servicing Function Participant of the Alexandria Corporate Park Mortgage Loan (see Exhibit 33.8)

33.73      Wells Fargo Bank, National Association, as Primary Servicer of the West Town Mall Mortgage Loan (see Exhibit 33.1)

33.74      Wells Fargo Bank, National Association, as Special Servicer of the West Town Mall Mortgage Loan (see Exhibit 33.1)

33.75      Wilmington Trust, National Association, as Trustee of the West Town Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.76      Wells Fargo Bank, National Association, as Custodian of the West Town Mall Mortgage Loan (see Exhibit 33.5)

33.77      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the West Town Mall Mortgage Loan (see Exhibit 33.7)

33.78      National Tax Search, LLC, as Servicing Function Participant of the West Town Mall Mortgage Loan (see Exhibit 33.8)

33.79      KeyBank National Association, as Primary Servicer of the Apex Fort Washington Mortgage Loan (Omitted. See Explanatory Notes.)

33.80      Rialto Capital Advisors, LLC, as Special Servicer of the Apex Fort Washington Mortgage Loan (Omitted. See Explanatory Notes.)

33.81      Wells Fargo Bank, National Association, as Trustee of the Apex Fort Washington Mortgage Loan (Omitted. See Explanatory Notes.)

33.82      Wells Fargo Bank, National Association, as Custodian of the Apex Fort Washington Mortgage Loan (see Exhibit 33.5)

33.83      Pentalpha Surveillance LLC, as Operating Advisor of the Apex Fort Washington Mortgage Loan (see Exhibit 33.6)

33.84      KeyBank National Association, as Primary Servicer of the Carolina Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.85      Rialto Capital Advisors, LLC, as Special Servicer of the Carolina Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.86      Wells Fargo Bank, National Association, as Trustee of the Carolina Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.87      Wells Fargo Bank, National Association, as Custodian of the Carolina Hotel Portfolio Mortgage Loan (see Exhibit 33.5)

33.88      Pentalpha Surveillance LLC, as Operating Advisor of the Carolina Hotel Portfolio Mortgage Loan (see Exhibit 33.6)

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

34.8        National Tax Search, LLC, as Servicing Function Participant

34.9        Wells Fargo Bank, National Association, as Primary Servicer of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.10      CWCapital Asset Management LLC, as Special Servicer of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 34.2)

34.11      Wilmington Trust, National Association, as Trustee of the Treeview Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.12      Wells Fargo Bank, National Association, as Custodian of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 34.5)

34.13      Pentalpha Surveillance LLC, as Operating Advisor of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 34.6)

34.14      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 34.7)

34.15      National Tax Search, LLC, as Servicing Function Participant of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 34.8)

34.16      Wells Fargo Bank, National Association, as Primary Servicer of the First Stamford Place Mortgage Loan (see Exhibit 34.1)

34.17      CWCapital Asset Management LLC, as Special Servicer of the First Stamford Place Mortgage Loan (see Exhibit 34.2)

34.18      Wilmington Trust, National Association, as Trustee of the First Stamford Place Mortgage Loan (Omitted. See Explanatory Notes.)

34.19      Wells Fargo Bank, National Association, as Custodian of the First Stamford Place Mortgage Loan (see Exhibit 34.5)

34.20      Pentalpha Surveillance LLC, as Operating Advisor of the First Stamford Place Mortgage Loan (see Exhibit 34.6)

34.21      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the First Stamford Place Mortgage Loan (see Exhibit 34.7)

34.22      National Tax Search, LLC, as Servicing Function Participant of the First Stamford Place Mortgage Loan (see Exhibit 34.8)

34.23      Wells Fargo Bank, National Association, as Primary Servicer of the Torre Plaza Mortgage Loan (see Exhibit 34.1)

34.24      CWCapital Asset Management LLC, as Special Servicer of the Torre Plaza Mortgage Loan (see Exhibit 34.2)

34.25      Wilmington Trust, National Association, as Trustee of the Torre Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.26      Wells Fargo Bank, National Association, as Custodian of the Torre Plaza Mortgage Loan (see Exhibit 34.5)

34.27      Pentalpha Surveillance LLC, as Operating Advisor of the Torre Plaza Mortgage Loan (see Exhibit 34.6)

34.28      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Torre Plaza Mortgage Loan (see Exhibit 34.7)

34.29      National Tax Search, LLC, as Servicing Function Participant of the Torre Plaza Mortgage Loan (see Exhibit 34.8)

34.30      Wells Fargo Bank, National Association, as Primary Servicer of the 245 Park Avenue Mortgage Loan (see Exhibit 34.1)

34.31      AEGON USA Realty Advisors, LLC, as Special Servicer of the 245 Park Avenue Mortgage Loan

34.32      Wilmington Trust, National Association, as Trustee of the 245 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.33      Wells Fargo Bank, National Association, as Custodian of the 245 Park Avenue Mortgage Loan (see Exhibit 34.5)

34.34      Trimont Real Estate Advisors, LLC, as Operating Advisor of the 245 Park Avenue Mortgage Loan

34.35      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 245 Park Avenue Mortgage Loan (see Exhibit 34.7)

34.36      National Tax Search, LLC, as Servicing Function Participant of the 245 Park Avenue Mortgage Loan (see Exhibit 34.8)

34.37      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Gateway Net Lease Portfolio Mortgage Loan

34.38      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 34.37)

34.39      Wells Fargo Bank, National Association, as Trustee of the Gateway Net Lease Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.40      Wells Fargo Bank, National Association, as Custodian of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 34.5)

34.41      Pentalpha Surveillance LLC, as Operating Advisor of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 34.6)

34.42      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Capital Group Hotel Mortgage Loan (see Exhibit 34.37)

34.43      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Starwood Capital Group Hotel Mortgage Loan (see Exhibit 34.37)

34.44      Wells Fargo Bank, National Association, as Trustee of the Starwood Capital Group Hotel Mortgage Loan (Omitted. See Explanatory Notes.)

34.45      Wells Fargo Bank, National Association, as Custodian of the Starwood Capital Group Hotel Mortgage Loan (see Exhibit 34.5)

34.46      Pentalpha Surveillance LLC, as Operating Advisor of the Starwood Capital Group Hotel Mortgage Loan (see Exhibit 34.6)

34.47      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 211 Main Street Mortgage Loan (see Exhibit 34.37)

34.48      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 211 Main Street Mortgage Loan (see Exhibit 34.37)

34.49      Wells Fargo Bank, National Association, as Trustee of the 211 Main Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.50      Wells Fargo Bank, National Association, as Custodian of the 211 Main Street Mortgage Loan (see Exhibit 34.5)

34.51      Pentalpha Surveillance LLC, as Operating Advisor of the 211 Main Street Mortgage Loan (see Exhibit 34.6)

34.52      Wells Fargo Bank, National Association, as Primary Servicer of the St. Luke's Office Mortgage Loan (see Exhibit 34.1)

34.53      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the St. Luke's Office Mortgage Loan (see Exhibit 34.37)

34.54      Wilmington Trust, National Association, as Trustee of the St. Luke's Office Mortgage Loan (Omitted. See Explanatory Notes.)

34.55      Wells Fargo Bank, National Association, as Custodian of the St. Luke's Office Mortgage Loan (see Exhibit 34.5)

34.56      Park Bridge Lender Services LLC, as Operating Advisor of the St. Luke's Office Mortgage Loan

34.57      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the St. Luke's Office Mortgage Loan (see Exhibit 34.7)

34.58      National Tax Search, LLC, as Servicing Function Participant of the St. Luke's Office Mortgage Loan (see Exhibit 34.8)

34.59      Wells Fargo Bank, National Association, as Primary Servicer of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 34.1)

34.60      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 34.37)

34.61      Wilmington Trust, National Association, as Trustee of the Columbus Office Portfolio I Mortgage Loan (Omitted. See Explanatory Notes.)

34.62      Wells Fargo Bank, National Association, as Custodian of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 34.5)

34.63      Park Bridge Lender Services LLC, as Operating Advisor of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 34.56)

34.64      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 34.7)

34.65      National Tax Search, LLC, as Servicing Function Participant of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 34.8)

34.66      Wells Fargo Bank, National Association, as Primary Servicer of the Alexandria Corporate Park Mortgage Loan (see Exhibit 34.1)

34.67      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Alexandria Corporate Park Mortgage Loan (see Exhibit 34.37)

34.68      Wilmington Trust, National Association, as Trustee of the Alexandria Corporate Park Mortgage Loan (Omitted. See Explanatory Notes.)

34.69      Wells Fargo Bank, National Association, as Custodian of the Alexandria Corporate Park Mortgage Loan (see Exhibit 34.5)

34.70      Park Bridge Lender Services LLC, as Operating Advisor of the Alexandria Corporate Park Mortgage Loan (see Exhibit 34.56)

34.71      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Alexandria Corporate Park Mortgage Loan (see Exhibit 34.7)

34.72      National Tax Search, LLC, as Servicing Function Participant of the Alexandria Corporate Park Mortgage Loan (see Exhibit 34.8)

34.73      Wells Fargo Bank, National Association, as Primary Servicer of the West Town Mall Mortgage Loan (see Exhibit 34.1)

34.74      Wells Fargo Bank, National Association, as Special Servicer of the West Town Mall Mortgage Loan (see Exhibit 34.1)

34.75      Wilmington Trust, National Association, as Trustee of the West Town Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.76      Wells Fargo Bank, National Association, as Custodian of the West Town Mall Mortgage Loan (see Exhibit 34.5)

34.77      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the West Town Mall Mortgage Loan (see Exhibit 34.7)

34.78      National Tax Search, LLC, as Servicing Function Participant of the West Town Mall Mortgage Loan (see Exhibit 34.8)

34.79      KeyBank National Association, as Primary Servicer of the Apex Fort Washington Mortgage Loan (Omitted. See Explanatory Notes.)

34.80      Rialto Capital Advisors, LLC, as Special Servicer of the Apex Fort Washington Mortgage Loan (Omitted. See Explanatory Notes.)

34.81      Wells Fargo Bank, National Association, as Trustee of the Apex Fort Washington Mortgage Loan (Omitted. See Explanatory Notes.)

34.82      Wells Fargo Bank, National Association, as Custodian of the Apex Fort Washington Mortgage Loan (see Exhibit 34.5)

34.83      Pentalpha Surveillance LLC, as Operating Advisor of the Apex Fort Washington Mortgage Loan (see Exhibit 34.6)

34.84      KeyBank National Association, as Primary Servicer of the Carolina Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.85      Rialto Capital Advisors, LLC, as Special Servicer of the Carolina Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.86      Wells Fargo Bank, National Association, as Trustee of the Carolina Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.87      Wells Fargo Bank, National Association, as Custodian of the Carolina Hotel Portfolio Mortgage Loan (see Exhibit 34.5)

34.88      Pentalpha Surveillance LLC, as Operating Advisor of the Carolina Hotel Portfolio Mortgage Loan (see Exhibit 34.6)

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

35.2        CWCapital Asset Management LLC, as Special Servicer

35.3        Wells Fargo Bank, National Association, as Certificate Administrator

35.4        Wells Fargo Bank, National Association, as Primary Servicer of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 35.1)

35.5        CWCapital Asset Management LLC, as Special Servicer of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 35.2)

35.6        Wells Fargo Bank, National Association, as Primary Servicer of the First Stamford Place Mortgage Loan (see Exhibit 35.1)

35.7        CWCapital Asset Management LLC, as Special Servicer of the First Stamford Place Mortgage Loan (see Exhibit 35.2)

35.8        Wells Fargo Bank, National Association, as Primary Servicer of the Torre Plaza Mortgage Loan (see Exhibit 35.1)

35.9        CWCapital Asset Management LLC, as Special Servicer of the Torre Plaza Mortgage Loan (see Exhibit 35.2)

35.10      Wells Fargo Bank, National Association, as Primary Servicer of the 245 Park Avenue Mortgage Loan (see Exhibit 35.1)

35.11      AEGON USA Realty Advisors, LLC, as Special Servicer of the 245 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.12      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Gateway Net Lease Portfolio Mortgage Loan

35.13      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 35.12)

35.14      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Capital Group Hotel Mortgage Loan (see Exhibit 35.12)

35.15      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Starwood Capital Group Hotel Mortgage Loan (see Exhibit 35.12)

35.16      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 211 Main Street Mortgage Loan (see Exhibit 35.12)

35.17      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 211 Main Street Mortgage Loan (see Exhibit 35.12)

35.18      Wells Fargo Bank, National Association, as Primary Servicer of the St. Luke's Office Mortgage Loan (see Exhibit 35.1)

35.19      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the St. Luke's Office Mortgage Loan (see Exhibit 35.12)

35.20      Wells Fargo Bank, National Association, as Primary Servicer of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 35.1)

35.21      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 35.12)

35.22      Wells Fargo Bank, National Association, as Primary Servicer of the Alexandria Corporate Park Mortgage Loan (see Exhibit 35.1)

35.23      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Alexandria Corporate Park Mortgage Loan (see Exhibit 35.12)

35.24      Wells Fargo Bank, National Association, as Primary Servicer of the West Town Mall Mortgage Loan (see Exhibit 35.1)

35.25      Wells Fargo Bank, National Association, as Special Servicer of the West Town Mall Mortgage Loan (see Exhibit 35.1)

35.26      KeyBank National Association, as Primary Servicer of the Apex Fort Washington Mortgage Loan (Omitted. See Explanatory Notes.)

35.27      Rialto Capital Advisors, LLC, as Special Servicer of the Apex Fort Washington Mortgage Loan (Omitted. See Explanatory Notes.)

35.28      KeyBank National Association, as Primary Servicer of the Carolina Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.29      Rialto Capital Advisors, LLC, as Special Servicer of the Carolina Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 20, 2020