Form 10-K
period 2020-12-31
JPMCC Commercial Mortgage Securities Trust 2017-JP7
filed 2021-03-11
CIK 1709967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The Treeview Industrial Portfolio Mortgage Loan, the First Stamford Place Mortgage Loan and the Torre Plaza Mortgage Loan, which constituted approximately 8.0%, 7.4% and 3.1%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Treeview Industrial Portfolio Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (b) with respect to the First Stamford Place Mortgage Loan, four other pari passu loans, which are not assets of the issuing entity and (c) with respect to the Torre Plaza Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Treeview Industrial Portfolio Mortgage Loan, the First Stamford Place Mortgage Loan and the Torre Plaza Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the St. Luke's Office Mortgage Loan, the Columbus Office Portfolio I Mortgage Loan and the Alexandria Corporate Park Mortgage Loan, which constituted approximately 2.1%, 1.9% and 1.8%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The St. Luke's Office Mortgage Loan, the Columbus Office Portfolio I Mortgage Loan and the Alexandria Corporate Park Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the St. Luke's Office Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (b) with respect to the Columbus Office Portfolio I Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity or (c) with respect to the Alexandria Corporate Park Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of each loan combination was securitized in the CSAIL 2017-C8 Commercial Mortgage Trust transaction, Commission File Number 333-207361-05 (the “CSAIL 2017-C8 Transaction”). These loan combinations, including the St. Luke's Office Mortgage Loan, the Columbus Office Portfolio I Mortgage Loan and the Alexandria Corporate Park Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the CSAIL 2017-C8 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Apex Fort Washington Mortgage Loan and the Carolina Hotel Portfolio Mortgage Loan, which constituted approximately 2.1% and 2.0%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Apex Fort Washington Mortgage Loan and Carolina Hotel Portfolio Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Apex Fort Washington Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity or (b) with respect to the Carolina Hotel Portfolio Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. The Apex Fort Washington loan combination, including the Apex Fort Washington Mortgage Loan, was serviced under the pooling and servicing agreement for the JPMCC 2017-JP6 Mortgage Trust transaction prior to the closing of the securitization of a pari passu portion of the Apex Fort Washington loan combination in the CSAIL 2017-CX9 Commercial Mortgage Trust transaction, Commission File Number 333-207361-06 (the “CSAIL 2017-CX9 Transaction”). The Carolina Hotel Portfolio loan combination, including the Carolina Hotel Portfolio Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Carolina Hotel Portfolio loan combination in the CSAIL 2017-CX9 Transaction.  After the closing of the CSAIL 2017-CX9 Transaction on September 29, 2017, these loan combinations, including the Apex Fort Washington Mortgage Loan and the Carolina Hotel Portfolio Mortgage Loan were, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the CSAIL 2017-CX9 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the 245 Park Avenue Mortgage Loan, the Columbus Office Portfolio I Mortgage Loan, the Alexandria Corporate Park Mortgage Loan, the St. Luke's Office Mortgage Loan, the 211 Main Street Mortgage Loan, the Starwood Capital Group Hotel Mortgage Loan, the Gateway Net Lease Portfolio Mortgage Loan, the West Town Mall Mortgage Loan, the Carolina Hotel Portfolio Mortgage Loan and the Apex Fort Washington Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the 245 Park Avenue Mortgage Loan, the Apex Fort Washington Mortgage Loan and the Carolina Hotel Portfolio Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of KeyBank National Association as primary servicer of the Apex Fort Washington Mortgage Loan and the Carolina Hotel Portfolio Mortgage Loan and Rialto Capital Advisors, LLC as special servicer of the Apex Fort Washington Mortgage Loan and the Carolina Hotel Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of AEGON USA Realty Advisors, LLC as special servicer of the 245 Park Avenue Mortgage Loan, KeyBank National Association as primary servicer of the Apex Fort Washington Mortgage Loan and the Carolina Hotel Portfolio Mortgage Loan and Rialto Capital Advisors, LLC as special servicer of the Apex Fort Washington Mortgage Loan and the Carolina Hotel Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as custodian and as trustee.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

Date: March 10, 2021