Form 10-K
period 2023-12-31
JPMCC Commercial Mortgage Securities Trust 2017-JP7
filed 2024-03-14
CIK 1709967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

The West Town Mall Mortgage Loan, previously an asset of the issuing entity, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Apex Fort Washington Mortgage Loan and the Carolina Hotel Portfolio Mortgage Loan, which constituted approximately 2.1% and 2.0%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Apex Fort Washington Mortgage Loan and Carolina Hotel Portfolio Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Apex Fort Washington Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity or (b) with respect to the Carolina Hotel Portfolio Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. The Apex Fort Washington loan combination, including the Apex Fort Washington Mortgage Loan, was serviced under the pooling and servicing agreement for the JPMCC 2017-JP6 Mortgage Trust transaction prior to the closing of the securitization of a pari passu portion of the Apex Fort Washington loan combination in the CSAIL 2017-CX9 Commercial Mortgage Trust transaction, Commission File Number 333-207361-06 (the “CSAIL 2017-CX9 Transaction”). The Carolina Hotel Portfolio loan combination, including the Carolina Hotel Portfolio Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Carolina Hotel Portfolio loan combination in the CSAIL 2017-CX9 Transaction. After the closing of the CSAIL 2017-CX9 Transaction on September 29, 2017, these loan combinations, including the Apex Fort Washington Mortgage Loan and the Carolina Hotel Portfolio Mortgage Loan were, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the CSAIL 2017-CX9 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the 245 Park Avenue Mortgage Loan, the St. Luke's Office Mortgage Loan, the Columbus Office Portfolio I Mortgage Loan and the Alexandria Corporate Park  Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the 245 Park Avenue Mortgage Loan, the Gateway Net Lease Portfolio Mortgage Loan, the Starwood Capital Group Hotel Mortgage Loan, the 211 Main Street Mortgage Loan, the Apex Fort Washington Mortgage Loan, the St. Luke's Office Mortgage Loan, the Carolina Hotel Portfolio Mortgage Loan, the Columbus Office Portfolio I Mortgage Loan and the Alexandria Corporate Park  Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer and special servicer of the Gateway Net Lease Portfolio Mortgage Loan and the 211 Main Street Mortgage Loan, the primary servicer of the Starwood Capital Group Hotel Mortgage Loan and the special servicer of the Starwood Capital Group Hotel Mortgage Loan prior to May 5, 2023. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

K-Star Asset Management LLC is the special servicer of the Starwood Capital Group Hotel Mortgage Loan, which constituted approximately 7.4% of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the Starwood Capital Group Hotel Mortgage Loan from May 5, 2023 to December 31, 2023. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

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

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the 245 Park Avenue Mortgage Loan, the Columbus Office Portfolio I Mortgage Loan, the Alexandria Corporate Park  Mortgage Loan and the St. Luke's Office Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the trust and servicing agreement for the 245 Park Avenue Trust 2017-245P Transaction and the pooling and servicing agreement for the CSAIL 2017-C8 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of  the mortgage loans serviced under the Pooling and Servicing Agreement, the 245 Park Avenue Mortgage Loan, the Columbus Office Portfolio I Mortgage Loan, the Alexandria Corporate Park  Mortgage Loan and the St. Luke's Office Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the 245 Park Avenue Mortgage Loan, the Columbus Office Portfolio I Mortgage Loan, the Alexandria Corporate Park  Mortgage Loan and the St. Luke's Office Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the 245 Park Avenue Mortgage Loan, the Starwood Capital Group Hotel Mortgage Loan, the Apex Fort Washington Mortgage Loan and the Carolina Hotel Portfolio Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of KeyBank National Association as primary servicer of the Apex Fort Washington Mortgage Loan and the Carolina Hotel Portfolio Mortgage Loan and Rialto Capital Advisors, LLC as special servicer of the Apex Fort Washington Mortgage Loan and the Carolina Hotel Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity, and the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of K-Star Asset Management LLC as special servicer of the Starwood Capital Group Hotel Mortgage Loan on and after May 5, 2023 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above; and (ii) the servicer compliance statements of Situs Holdings, LLC as special servicer of the 245 Park Avenue Mortgage Loan, K-Star Asset Management LLC as special servicer of the Starwood Capital Group Hotel Mortgage Loan on and after May 5, 2023, KeyBank National Association as primary servicer of the Apex Fort Washington Mortgage Loan and the Carolina Hotel Portfolio Mortgage Loan and Rialto Capital Advisors, LLC as special servicer of the Apex Fort Washington Mortgage Loan and the Carolina Hotel Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, certificate administrator and custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Apex Fort Washington Mortgage Loan and the Carolina Hotel Portfolio Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the CSAIL 2017-CX9 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the CSAIL 2017-CX9 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CSAIL 2017-CX9 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

4.5           Pooling and Servicing Agreement, dated as of September 1, 2017, by and among Credit Suisse Commercial Mortgage Securities Corp., as Depositor, KeyBank National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on October 3, 2017 under Commission File No. 333-206361-11 and incorporated by reference herein).

4.6           Co-Lender Agreement, dated as of July 31, 2017, by and among JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-3 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206361-11 and incorporated by reference herein).

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

4.8           Co-Lender Agreement, dated as of July 31, 2017, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206361-11 and incorporated by reference herein).

4.9           Co-Lender Agreement, dated as of July 31, 2017, between Benefit Street Partners CRE Finance LLC, as Note A-1 Holder, and Benefit Street Partners CRE Finance LLC, as Note A-2 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206361-11 and incorporated by reference herein).

4.10         Co-Lender Agreement, dated as of May 30, 2017, by and among JPMorgan Chase Bank, National Association, Natixis Real Estate Capital LLC, Société Générale, Deutsche Bank, AG, New York Branch, and Barclays Bank PLC (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206361-11 and incorporated by reference herein).

4.11         Agreement Between Noteholders, dated as of May 25, 2017, by and among JPMorgan Chase Bank, National Association, as Initial A-1 Notes Holder, Bank of America, N.A., as Initial A-2 Notes Holder, JPMorgan Chase Bank, National Association, as Initial B-1 Notes Holder, and Bank of America, N.A., as Initial B-2 Notes Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206361-11 and incorporated by reference herein).

4.12         Co-Lender Agreement, dated as of June 29, 2017, by and among JPMorgan Chase Bank, National Association, as Initial JPM Note Holder, Bank of America, N.A., as Initial BANA Note Holder, Barclays Bank PLC, as Initial Barclays Note Holder, Deutsche Bank AG, New York Branch, as Initial DBNY Note Holder, and Starwood Mortgage Funding II LLC, as Starwood Note Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206361-11 and incorporated by reference herein).

4.13         Agreement Between Noteholders, dated as of April 28, 2017, by and among JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-3 Holder, and JPMorgan Chase Bank, National Association, as Initial B Notes Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206361-11 and incorporated by reference herein).

4.14         Co-Lender Agreement, dated as of June 16, 2017, between Benefit Street Partners CRE Finance LLC, as Note A-1 Holder, Benefit Street Partners CRE Finance LLC, as Note A-2 Holder, and Benefit Street Partners CRE Finance LLC, as Note A-3 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206361-11 and incorporated by reference herein).

4.15         Co-Lender Agreement, dated as of June 29, 2017, between Benefit Street Partners CRE Finance LLC, as Note A-1 Holder, Benefit Street Partners CRE Finance LLC, as Note A-2 Holder, and Benefit Street Partners CRE Finance LLC, as Note A-3 Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206361-11 and incorporated by reference herein).

4.16         Co-Lender Agreement, dated as of June 29, 2017, between Benefit Street Partners CRE Finance LLC, as Note A-1 Holder, and Benefit Street Partners CRE Finance LLC, as Note A-2 Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on July 31, 2017 under Commission File No. 333-206361-11 and incorporated by reference herein).

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

33.31       Wells Fargo Bank, National Association, as Primary Servicer of the 245 Park Avenue Mortgage Loan (see Exhibit 33.1)

33.32       Situs Holdings, LLC, as Special Servicer of the 245 Park Avenue Mortgage Loan

33.33       Wilmington Trust, National Association, as Trustee of the 245 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.34       Wells Fargo Bank, National Association, as Custodian of the 245 Park Avenue Mortgage Loan (see Exhibit 33.5)

33.35       BellOak, LLC, as Operating Advisor of the 245 Park Avenue Mortgage Loan

33.36       CoreLogic Solutions, LLC, as Servicing Function Participant of the 245 Park Avenue Mortgage Loan (see Exhibit 33.7)

33.37       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.38       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Gateway Net Lease Portfolio Mortgage Loan

33.39       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 33.38)

33.40       Wells Fargo Bank, National Association, as Trustee of the Gateway Net Lease Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.41       Wells Fargo Bank, National Association, as Custodian of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 33.5)

33.42       Pentalpha Surveillance LLC, as Operating Advisor of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 33.6)

33.43       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.44       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Capital Group Hotel Mortgage Loan (see Exhibit 33.38)

33.45       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Starwood Capital Group Hotel Mortgage Loan prior to May 5, 2023 (see Exhibit 33.38)

33.46       K-Star Asset Management LLC, as Special Servicer of the Starwood Capital Group Hotel Mortgage Loan on and after May 5, 2023 (Omitted. See Explanatory Notes.)

33.47       Wells Fargo Bank, National Association, as Trustee of the Starwood Capital Group Hotel Mortgage Loan (Omitted. See Explanatory Notes.)

33.48       Wells Fargo Bank, National Association, as Custodian of the Starwood Capital Group Hotel Mortgage Loan (see Exhibit 33.5)

33.49       Pentalpha Surveillance LLC, as Operating Advisor of the Starwood Capital Group Hotel Mortgage Loan (see Exhibit 33.6)

33.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.51       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 211 Main Street Mortgage Loan (see Exhibit 33.38)

33.52       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 211 Main Street Mortgage Loan (see Exhibit 33.38)

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

33.74       Wells Fargo Bank, National Association, as Custodian of the Alexandria Corporate Park  Mortgage Loan (see Exhibit 33.5)

33.75       Park Bridge Lender Services LLC, as Operating Advisor of the Alexandria Corporate Park  Mortgage Loan (see Exhibit 33.61)

33.76       CoreLogic Solutions, LLC, as Servicing Function Participant of the Alexandria Corporate Park  Mortgage Loan (see Exhibit 33.7)

33.77       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.78       KeyBank National Association, as Primary Servicer of the Apex Fort Washington Mortgage Loan (Omitted. See Explanatory Notes.)

33.79       Rialto Capital Advisors, LLC, as Special Servicer of the Apex Fort Washington Mortgage Loan (Omitted. See Explanatory Notes.)

33.80       Wells Fargo Bank, National Association, as Trustee of the Apex Fort Washington Mortgage Loan (Omitted. See Explanatory Notes.)

33.81       Wells Fargo Bank, National Association, as Custodian of the Apex Fort Washington Mortgage Loan (see Exhibit 33.5)

33.82       Pentalpha Surveillance LLC, as Operating Advisor of the Apex Fort Washington Mortgage Loan (see Exhibit 33.6)

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

34.31       Wells Fargo Bank, National Association, as Primary Servicer of the 245 Park Avenue Mortgage Loan (see Exhibit 34.1)

34.32       Situs Holdings, LLC, as Special Servicer of the 245 Park Avenue Mortgage Loan

34.33       Wilmington Trust, National Association, as Trustee of the 245 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.34       Wells Fargo Bank, National Association, as Custodian of the 245 Park Avenue Mortgage Loan (see Exhibit 34.5)

34.35       BellOak, LLC, as Operating Advisor of the 245 Park Avenue Mortgage Loan

34.36       CoreLogic Solutions, LLC, as Servicing Function Participant of the 245 Park Avenue Mortgage Loan (see Exhibit 34.7)

34.37       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.38       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Gateway Net Lease Portfolio Mortgage Loan

34.39       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 34.38)

34.40       Wells Fargo Bank, National Association, as Trustee of the Gateway Net Lease Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.41       Wells Fargo Bank, National Association, as Custodian of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 34.5)

34.42       Pentalpha Surveillance LLC, as Operating Advisor of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 34.6)

34.43       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.44       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Capital Group Hotel Mortgage Loan (see Exhibit 34.38)

34.45       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Starwood Capital Group Hotel Mortgage Loan prior to May 5, 2023 (see Exhibit 34.38)

34.46       K-Star Asset Management LLC, as Special Servicer of the Starwood Capital Group Hotel Mortgage Loan on and after May 5, 2023 (Omitted. See Explanatory Notes.)

34.47       Wells Fargo Bank, National Association, as Trustee of the Starwood Capital Group Hotel Mortgage Loan (Omitted. See Explanatory Notes.)

34.48       Wells Fargo Bank, National Association, as Custodian of the Starwood Capital Group Hotel Mortgage Loan (see Exhibit 34.5)

34.49       Pentalpha Surveillance LLC, as Operating Advisor of the Starwood Capital Group Hotel Mortgage Loan (see Exhibit 34.6)

34.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.51       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 211 Main Street Mortgage Loan (see Exhibit 34.38)

34.52       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 211 Main Street Mortgage Loan (see Exhibit 34.38)

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

34.74       Wells Fargo Bank, National Association, as Custodian of the Alexandria Corporate Park  Mortgage Loan (see Exhibit 34.5)

34.75       Park Bridge Lender Services LLC, as Operating Advisor of the Alexandria Corporate Park  Mortgage Loan (see Exhibit 34.61)

34.76       CoreLogic Solutions, LLC, as Servicing Function Participant of the Alexandria Corporate Park  Mortgage Loan (see Exhibit 34.7)

34.77       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.78       KeyBank National Association, as Primary Servicer of the Apex Fort Washington Mortgage Loan (Omitted. See Explanatory Notes.)

34.79       Rialto Capital Advisors, LLC, as Special Servicer of the Apex Fort Washington Mortgage Loan (Omitted. See Explanatory Notes.)

34.80       Wells Fargo Bank, National Association, as Trustee of the Apex Fort Washington Mortgage Loan (Omitted. See Explanatory Notes.)

34.81       Wells Fargo Bank, National Association, as Custodian of the Apex Fort Washington Mortgage Loan (see Exhibit 34.5)

34.82       Pentalpha Surveillance LLC, as Operating Advisor of the Apex Fort Washington Mortgage Loan (see Exhibit 34.6)

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

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Starwood Capital Group Hotel Mortgage Loan prior to May 5, 2023 (see Exhibit 35.13)

35.17       K-Star Asset Management LLC, as Special Servicer of the Starwood Capital Group Hotel Mortgage Loan on and after May 5, 2023 (Omitted. See Explanatory Notes.)

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

35.20       Wells Fargo Bank, National Association, as Primary Servicer of the St. Luke's Office Mortgage Loan (see Exhibit 35.1)

35.21       LNR Partners, LLC, as Special Servicer of the St. Luke's Office Mortgage Loan

35.22       Wells Fargo Bank, National Association, as Primary Servicer of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 35.1)

35.23       LNR Partners, LLC, as Special Servicer of the Columbus Office Portfolio I Mortgage Loan (see Exhibit 35.21)

35.24       Wells Fargo Bank, National Association, as Primary Servicer of the Alexandria Corporate Park  Mortgage Loan (see Exhibit 35.1)

35.25       LNR Partners, LLC, as Special Servicer of the Alexandria Corporate Park  Mortgage Loan (see Exhibit 35.21)

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

Date: March 14, 2024